Form 10-Q
period 2006-03-31
CNX Gas CORP
filed 2006-05-02
CIK 1335793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 001-32723

CNX GAS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-3170639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Brownsville Road

South Park, PA 15129

(412) 854-6719

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2006 is 150,833,334 shares.

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	For The Three Months Ended March 31,
	2006	2005
Revenue and Other Income:
Outside Sales	$104,184	$70,125
Related Party Sales	1,630	1,698
Purchased Gas Sales	35,768	31,719
Other Income	6,641	2,508

Total Revenue and Other Income	148,223	106,050
Costs and Expenses:
Lifting Costs	7,679	5,704
Gathering and Compression Costs	11,861	8,729
Purchased Gas Costs	36,181	31,931
Other	1,829	3,342
Equity in (Earnings) Loss of Affiliates	(147)	351
General and Administrative	6,972	3,762
Depreciation, Depletion and Amortization	8,904	9,100
Interest Expense	7	—

Total Costs and Expenses	73,286	62,919

Earnings Before Income Taxes	74,937	43,131
Income Taxes	29,061	16,605

Net Income	$45,876	$26,526

Earnings per share:
Basic	$0.30	$0.21

Diluted	$0.30	$0.21

Weighted Average Number of Common Shares Outstanding:
Basic	150,833,334	122,896,667

Dilutive	150,931,545	122,988,359

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(UNAUDITED) MARCH 31, 2006	DECEMBER 31, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$65,436	$20,073
Accounts Receivable:
Trade	35,736	41,121
Related Party	2,326	728
Other	669	550
Derivatives	3,171	—
Deferred Taxes	—	9,339
Other Current Assets	22,311	18,067

Total Current Assets	129,649	89,878
Property, Plant and Equipment, Net	755,815	723,547
Other Assets	11,742	11,903
Investments in Equity Affiliates	49,450	49,528

TOTAL ASSETS	$946,656	$874,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$21,853	$22,541
Accrued Royalties Payable	11,192	10,504
Accrued Severance Taxes	2,264	2,747
Accrued Income Taxes	17,427	5,518
Derivatives	—	23,777
Deferred Taxes	1,245	—
Other Current Liabilities	25,891	21,071

Total Current Liabilities	79,872	86,158
Deferred Taxes	64,676	47,736
Other Liabilities	15,241	14,310
Well Plugging Liabilities	11,269	10,908
Derivatives	25,059	32,909
Postretirement Benefits Other Than Pension	3,368	3,363

Total Liabilities	199,485	195,384

Stockholders’ Equity
Common Stock, $.01 par value; 200,000,000 Shares Authorized, 150,833,334 Issued and Outstanding at March 31, 2006 and December 31, 2005	1,508	1,508
Capital in Excess of Par Value	778,698	779,509
Retained Earnings (Deficit)	(19,654)	(65,530)
Accumulated Other Comprehensive Loss	(13,381)	(34,733)
Stock Based Compensation Awards	—	(1,282)

Total Stockholders’ Equity	747,171	679,472

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$946,656	$874,856

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stock Based Compensation Awards	Total Stockholders’ Equity
Balance at December 31, 2005	$1,508	$779,509	$(65,530)	$(34,733)	$(1,282)	$679,472

Net Income			45,876			45,876

Gas Cash Flow Hedge (Net of $(13,669) tax)				21,352		21,352

Comprehensive Income (a)			45,876	21,352		67,228
Elimination of Unearned Compensation on Restricted Stock Units		(1,282)			1,282
Amortization of Stock Based Compensation Awards		471				471

Balance at March 31, 2006	$1,508	$778,698	$(19,654)	$(13,381)	$0	$747,171

(a)	Of the $21,352 net change in accumulated other comprehensive income in the period, ($2,564) represents hedging losses recognized in net income for the portions of the financial hedges that settled in the current period.
(b)	Comprehensive income for the period ending March 31, 2005 was $(12,955).

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For The Three Months Ended March 31,
	2006	2005
Operating Activities:
Net Income	$45,876	$26,526
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	8,904	9,100
Stock Based Compensation	471	—
Income Taxes	11,909	8,657
Deferred Income Taxes	13,856	7,948
Equity in (Earnings) Loss of Affiliates	(147)	351
Changes in Operating Assets:
Accounts Receivable	5,266	(520)
Related Party Receivable	(1,598)	—
Other Current Assets	(53)	(4,777)
Changes in Other Assets	161	389
Changes in Operating Liabilities:
Accounts Payable	(688)	(17,772)
Other Current Liabilities	89	4,097
Changes in Other Liabilities	1,046	2,371
Other	223	128

Net Cash Provided by Operating Activities	85,315	36,498

Investing Activities:
Capital Expenditures	(40,177)	(10,767)
Investment in Equity Affiliates	225	79

Net Cash Used in Investing Activities	(39,952)	(10,688)

Financing Activities:
Payments to Parent	—	(25,810)

Net Cash Used in Financing Activities		(25,810)
Net Increase in Cash and Cash Equivalents	45,363	—
Cash and Cash Equivalents at Beginning of Period	20,073	3

Cash and Cash Equivalents at End of Period	$65,436	$3

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Note 1—Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and related notes included in CNX Gas Corporation’s (CNX Gas) Form 10-K for the year ended December 31, 2005.

Certain reclassifications of 2005 reported data have been made to conform to the three months ended March 31, 2006 classifications.

Effective January 1, 2006, CNX Gas adopted Emerging Issues Task Force on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business is recorded at fair value or considered a single non-monetary transaction subject to the fair value exception of Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. In general, two or more transactions with the same party are treated as one if they are entered into in contemplation of each other. In accordance with EITF 04-13, CNX Gas has applied this accounting to new or modified agreements after January 1, 2006 which resulted in the combining of $25,229 of revenues and $25,937 of expense in the period. Previously, these transactions were recorded on a gross basis. The adoption of EITF 04-13, did not have an impact on net income or cash flows.

Effective January 1, 2006, CNX Gas adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), ”Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. CNX Gas recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Prior to the adoption of SFAS 123R, CNX Gas recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25. “Accounting for Stock Issued to Employees”, (APB 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. CNX Gas has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with SFAS 123R. The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised and that the proceeds from such activity was used to acquire shares of common stock at the average market price during the reporting period.

The computations for basic and diluted earnings per share are as follows:

	For the Three Months ended March 31,
	2006	2005
Net Income	$45,876	$26,526

Weighted Average Number of Common Shares Outstanding:
Basic	150,833,334	122,896,667
Effect of stock options	98,211	91,692

Diluted	150,931,545	122,988,359

Earnings per share:
Basic	$0.30	$0.21

Diluted	$0.30	$0.21

Note 2—Stock-Based Compensation:

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

The total stock-based compensation expense was $471 for the three months ended March 31, 2006 and the related deferred tax benefit totaled $182. Prior to January 1, 2006, CNX Gas accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as amended. Generally, no stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Prior to January 1, 2006, CNX Gas provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure – an Amendment of SFAS No. 123” (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

Effective January 1, 2006, CNX Gas adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method, and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. There were no grants during the three months ended March 31, 2006. However, stock-based compensation expense for all share-based payment awards granted after the adoption of SFAS 123R will be based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, pretax income and net income for the three months ended March 31, 2006 was $347 and $213 lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.01 per share. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options will be classified as financing cash flows when CNX Gas options are exercised in the future. As of March 31, 2006, there were no options exercised.

Option activity under the CNX Gas Equity Incentive Plan during the three months ended March 31, 2006 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2005	1,040,576	$16.05

Granted	—	—
Exercised	—	—
Forfeited	(3,150)	16.00

Balance at March 31, 2006	1,037,426	$16.05	9.34	$10,320

Vested at March 31, 2006	1,037,426	$16.05	9.34	$10,320

At March 31, 2006, there were no exercisable options. For the period ended March 31, 2005 there were no options outstanding during the period.

These stock options will terminate ten years after the date on which they were granted. The employee stock options, covered by the Equity Incentive Plan adopted June 30, 2005, vest 25% per year, beginning one year after the grant date. As of March 31, there are 1,037,426 shares of common stock underlying stock options outstanding under this plan. Non-employee director stock options vest 33% per year, beginning one year after the grant date. There are no non-employee director stock options outstanding at March 31, 2006. The vesting of the options will accelerate in the event of death, disability or retirement and may accelerate upon a change of control of CNX Gas.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between CNX Gas’ closing stock price on the last trading day of the three months ended March 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of CNX Gas’ stock.

As of March 31, 2006, $5,811 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.14 years.

Under the Equity Incentive Plan, CNX Gas granted certain employees and certain directors restricted stock unit awards. These awards entitle the holder to receive shares of common stock as the award vests. A total of 92,969 restricted stock units were outstanding at March 31, 2006, vesting over a weighted average remaining period of 2.37 years. These units have a weighted average grant date fair value of $16.00. Compensation expense will be recognized over the vesting period of the units. There was no change to the outstanding restricted stock units in the three months ended March 31, 2006.

Note 3—Pension and Other Postemployment Benefits:

The components of net periodic benefit costs are as follows:

	For the Three Months Ended March 31,
	Pension 2006	Other Benefits
		2006	2005
Components of Net Periodic Benefit Costs:
Service costs	$70	$23	$32
Interest costs	1	25	41
Amortization of prior service costs credit	(2)	(43)	(29)
Recognized net actuarial loss (gain)	(3)	—	16

Benefit costs	$66	$5	$60

As previously disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2005, CNX Gas does not expect to contribute to the other post employment benefit plan in 2006. We intend to pay benefit claims as they become due. For the three months ended March 31, 2006, there were no payments made to the other post employment benefit plan.

As previously disclosed in the notes to our audited consolidated financial statements for the year ended December 31, 2005, CNX Gas employees were part of the CONSOL Energy pension plan until the date of separation. As of March 31, 2006, CNX Gas did not contribute to its pension plan. CNX Gas anticipates contributing a nominal amount to its plan in 2006.

Note 4—Income Taxes:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CNX Gas’ effective tax rate:

	For the Three Months Ended March 31,
	2006		2005
	Dollars	Rate	Dollars	Rate
Statutory U.S. Federal Income Tax Rate	$26,228	35.0%	$15,096	35.0%
Net Effect of State Income Tax	3,320	4.4%	1,811	4.2%
Other	(487)	(0.6)%	(302)	(0.7)%

Income Tax Expense/ Effective Rate	$29,061	38.8%	$16,605	38.5%

CNX Gas files its federal tax return and some of its state tax returns as a member of the CONSOL Energy consolidated group. Income taxes are calculated as if CNX Gas had filed a tax return on a separate company basis. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in CNX Gas’ financial statements or separate tax return that would be filed on a stand alone company basis. The effective tax rate for the three months ended March 31, 2006 and 2005 was calculated using the annual effective rate projection on recurring earnings.

Note 5—Property, Plant and Equipment:

	March 31, 2006	December 31, 2005
Surface Lands	$29,561	$26,573
Mineral Interests	55,621	55,621
Wells and Related Equipment	150,875	141,959
Intangible Drilling	327,351	312,467
Gathering Assets	356,701	344,355
Gas Well Plugging	7,930	7,680
Other	1,817	36

Total Property, Plant and Equipment	929,856	888,691
Accumulated Depreciation	(174,041)	(165,144)

Property and Equipment, net	$755,815	$723,547

Note 6—Credit Facility:

CNX Gas entered into a credit agreement for a revolving credit facility in an initial aggregate outstanding principal amount of up to $200,000 (with the ability to request an increase in the aggregate outstanding principal amount up to $300,000), including borrowings and letters of credit. We may use borrowings under the credit agreement for general corporate purposes, including transaction fees, letters of credit, acquisitions, capital expenditures and working capital. The $200,000 credit agreement for CNX Gas is unsecured, however it does contain a negative pledge provision providing that CNX Gas assets cannot be used to secure any other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CNX Gas stock and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.0 to 1.0, measured quarterly. As there was no debt (for purposes of calculating the leverage ratio) outstanding at March 31, 2006, the leverage ratio was 0.0 to 1.0 at March 31, 2006. The facility also includes an interest coverage ratio of no less than 3.0 to 1.0 measured quarterly. The interest coverage ratio was also met at March 31, 2006.

At March 31, 2006, the CNX Gas credit agreement had no borrowings outstanding and $16,847 of letters of credit outstanding, leaving $183,153 of capacity available for borrowings and the issuance of letters of credit.

As a result of entering into the $200,000 credit agreement, CNX Gas and subsidiaries executed a Supplemental Indenture and are guarantors of CONSOL Energy’s 7.875% Notes due March 1, 2012 in the principal amount of approximately $250,000. In addition, if CNX Gas were to grant liens to a lender as part of a future borrowing, the indenture and the agreement governing the 8.25% medium term notes due 2007 in the principal amount of $45,000 would require CNX Gas to ratably secure both the 7.875% Notes and $45,000 of CONSOL Energy’s 8.25% medium term notes

Note 7—Commitments and Contingent Liabilities:

CNX Gas has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market value.

CNX Gas is currently undergoing an audit by Buchanan County, Virginia local taxing authorities for the tax years 1998 through 2001. For these years, CNX Gas has filed appropriate returns and has paid applicable license taxes based on wellhead price calculations. The audit is ongoing with no resolution being proposed by Buchanan County as of March 31, 2006. Additionally, on April 29, 2005, Buchanan County, Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a “Motion for Judgment Pursuant to the Declaratory Judgment Act Virginia Code §8.01-184” against us in circuit court of the County of Buchanan (At Law No. CL05000149-00) for the year 2002. The complaint alleges that we failed to properly calculate the amount of license tax we owed to Buchanan County related to our production and sale of CBM gas in Buchanan County. Buchanan County is seeking a determination by the court that we have calculated, and continue to calculate, the license tax in an improper manner. We have continued to pay Buchanan County taxes based on our method of calculating the taxes. However, we have been accruing an additional liability on our balance sheet in an amount based on the difference between our calculation of the tax and Buchanan County’s calculation. We believe that we have calculated the tax correctly and in accordance with the applicable rules and regulations of Buchanan County and intend to vigorously defend our position. CNX Gas management believes that the final resolution of this matter will not have a material effect on our financial position, results of operations, or cash flows.

CDX Gas, LLC (CDX) has alleged that certain of our vertical to horizontal CBM drilling methods infringe several patents which they own. CDX has demanded that we enter into a business arrangement with CDX to use its patented technology. Alternatively,

CDX has informally demanded a royalty of nine to ten percent of the gross production from the wells we drill utilizing the technology allegedly covered by their patents. We believe that approximately 23 of our producing wells to date could be covered by their claim. We deny all of these allegations and intend to vigorously contest them. On November 14, 2005, we filed a complaint for declaratory judgment in the U.S. District Court for the Western District of Pennsylvania (C.A. No. 05-1574), seeking a judicial determination that we do not infringe any valid CDX patents. CDX has filed an answer and counterclaim denying our allegations of invalidity and alleging that we infringe certain of their patents. Although, this litigation is in a discovery stage and we cannot predict the outcome of this lawsuit, CNX Gas management believes that the final resolution of this matter will not have a material effect on our financial position, results of operations, or cash flows.

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

At March 31, 2006, CNX Gas has provided the following financial guarantees. CNX Gas management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements.

	Total Amounts Committed	Less Than 1 Year	1-3 Years		3-5 Years	Beyond 5 years
Letters of Credit:
Gas	$16,847	$16,847	$		$	$

Total Letters of Credit	$16,847	$16,847	$		$	$
Surety Bonds:
Environmental	$160	$135		$25	$	$
Other	530	495		35

Total Surety Bonds	$690	$630		$60	$	$
Other:
Guarantees	$6,100	$5,000		$1,100	$	$

Total Guarantees	$6,100	$5,000		$1,100	$	$

Total Commitments	$23,637	$22,477		$1,160	$	$

As previously disclosed in the notes to our audited consolidated financial statements for the year ended December 31, 2005, CONSOL Energy has also provided certain parental guarantees related to activity associated with CNX Gas. CNX Gas anticipates that these parental guarantees will be transferred from CONSOL Energy to CNX Gas over time. CNX Gas management believes these parental guarantees will also expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

Note 8—Segment Information:

The principal activity of CNX Gas is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CNX Gas has three reportable operating segments: Central Appalachia and Tennessee, Northern Appalachia and Gathering. These operating segments reflect the way CNX Gas manages operations and makes business decisions.

Industry segment results for the three months ended March 31, 2006 are:

	Central Appalachia and Tennessee	Northern Appalachia	Gathering	Total Gas	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$97,548	$6,636	$—	$104,184	$—	$104,184
Sales—related parties	1,594	36	—	1,630	—	1,630
Sales—purchased gas	35,768	—	—	35,768	—	35,768
Other revenue	6,307	11	323	6,641	—	6,641
Intersegment revenues	—	—	13,008	13,008	(13,008)	—

Total Revenue and Other Income	$141,217	$6,683	$13,331	$161,231	$(13,008)	$148,223

Earnings (Loss) Before Income Taxes	$68,059	$2,673	$4,205	$74,937	$—	$74,937	(A)

Segment assets	$536,847	$47,227	$297,146	$881,220	$65,436	$946,656	(B)(C)

Depreciation, depletion and amortization	$5,240	$574	$3,090	$8,904	$—	$8,904

Capital expenditures	$33,144	$6,968	$65	$40,177	$—	$40,177

(A)	Central Appalachia and Tennessee segment includes equity in earnings of unconsolidated affiliates of $147.
(B)	Central Appalachia and Tennessee segment includes investments in unconsolidated equity affiliates of $49,450.
(C)	The $65,436 represents cash which is not allocated to individual segments.

Industry segment results for the three months ended March 31, 2005 are:

	Central Appalachia and Tennessee	Northern Appalachia	Gathering	Total Gas	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$67,034	$3,091	$—	$70,125	$—	$70,125
Sales—related parties	1,685	13	—	1,698	—	1,698
Sales—purchased gas	31,719	—	—	31,719	—	31,719
Other revenue	2,491	17	—	2,508	—	2,508
Intersegment revenues	—	—	12,044	12,044	(12,044)	—

Total Revenue and Other Income	$102,929	$3,121	$12,044	$118,094	$(12,044)	$106,050

Earnings (Loss) Before Income Taxes	$40,852	$234	$2,045	$43,131	$—	$43,131	(D)

Segment assets	$375,705	$19,099	$325,958	$720,762	$8,301	$729,063	(E)

Depreciation, depletion and amortization	$5,836	$386	$2,878	$9,100	$—	$9,100

Capital expenditures	$8,445	$2,267	$55	$10,767	$—	$10,767

(D)	Central Appalachia and Tennessee segment includes equity in earnings (loss) of unconsolidated affiliates of ($351).
(E)	Central Appalachia and Tennessee segment includes investments in unconsolidated equity affiliates of $51,085.

Note 9—Recent Accounting Pronouncements:

There have been no material changes to the recent pronouncements as previously reported in our December 31, 2005

Form 10-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This Current Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “PART I— Forward Looking Statements.” Unless the context otherwise requires, “we,” “us,” “our” and CNX Gas mean CNX Gas Corporation and its consolidated subsidiaries.

Overview

We are a natural gas exploration, development, production and gathering company with operations in the Appalachian Basin. We have operations in several states in the Appalachian Basin. We primarily are a coalbed methane gas producer with industry-leading expertise in this type of gas extraction.

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

In August 2005, CNX Gas sold 27.9 million shares of common stock in a private placement transaction. The aggregate net proceeds of the transaction (approximately $420.2 million) were used to pay a special dividend to CONSOL Energy. CONSOL Energy continues to beneficially own approximately 81.5% of our outstanding common stock.

Our financial statements are consolidated into CONSOL Energy’s financial statements.

Operations

We produced 13.6 Bcf in the quarter ended March 31, 2006.

During the quarter ended March 31, 2006, CNX Gas began production from 68 new coalbed methane wells in Central Appalachia and 1 new well in Northern Appalachia. The Northern Appalachia 2006 program will begin in May as newly refurbished rigs begin to arrive. In Tennessee, 1.25 net wells began production in the first quarter. The foregoing well information is exclusive of any gob well activity.

In addition to new wells, production in the March 2006 quarter was also higher than the March 2005 quarter because the March 2005 quarter was negatively affected by an issue at CONSOL Energy’s Buchanan Mine.

Also during the first quarter, CNX Gas employees worked another quarter without having a lost time accident. The company regrets to report, however, that one of our contractors suffered a fatality.

Outlook

We forecast total net production of 55.7 Bcf in 2006. We expect second quarter production to come in slightly below the first quarter, allowing for normal summer pipeline maintenance curtailments from a non-affiliated interstate pipeline, a longwall move at Buchanan Mine, and the sealing of another mine, VP-8.

Results of Operations

Three Months Ended March 31, 2006 compared with Three Months Ended March 31, 2005

(Amounts reported in thousands)

Net Income

Net income changed primarily due to the following items:

	2006	2005	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$104,184	$70,125	$34,059	48.6%
Related Party Sales	1,630	1,698	(68)	(4.0)%
Purchased Gas Sales	35,768	31,719	4,049	12.8%
Other Income	6,641	2,508	4,133	164.8%

Total Revenue and Other Income	148,223	106,050	42,173	39.8%
Costs and Expenses:
Lifting Costs	7,679	5,704	1,975	34.6%
Gathering and Compression Costs	11,861	8,729	3,132	35.9%
Purchased Gas Costs	36,181	31,931	4,250	13.3%
Other	1,829	3,342	(1,513)	(45.3)%
Equity in (Earnings) Loss of Affiliates	(147)	351	(498)	(141.9)%
General and Administrative	6,972	3,762	3,210	85.3%
Depreciation, Depletion and Amortization	8,904	9,100	(196)	(2.2)%
Interest Expense	7	—	7	100.0%

Total Costs and Expenses	73,286	62,919	10,367	16.5%

Earnings Before Income Taxes	74,937	43,131	31,806	73.7%
Income Taxes	29,061	16,605	12,456	75.0%

Net Income	$45,876	$26,526	$19,350	72.9%

Net income for 2006 was improved primarily due to increased average sales prices. The increased revenues were offset, in part, by higher costs attributable to production taxes, firm transportation charges and general and administrative charges.

Revenue and Other Income

Revenue and other income increased due to the following items:

	2006	2005	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$104,184	$70,125	$34,059	48.6%
Related Party Sales	1,630	1,698	(68)	(4.0)%
Purchased Gas Sales	35,768	31,719	4,049	12.8%
Other Income	6,641	2,508	4,133	164.8%

Total Revenue and Other Income	$148,223	$106,050	$42,173	39.8%

The increase in revenue was primarily due to a higher average sales price per thousand cubic feet in 2006 compared to 2005.

	2006	2005	Variance	Percentage Change
Sales Volumes (Bcf)	13.6	12.2	1.4	11.5%
Average Sales Price (per Mcf)	$7.80	$5.87	$1.93	32.9%

We believe market price increases are largely driven by continued concerns over levels of North American gas production, as well as increased oil prices and favorable economic conditions in the United States that encourage demand for natural gas. The increase in average sales price is a result of CNX Gas exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period. Periodically, CNX Gas enters into physical fixed price gas supply transactions with both gas marketers and end users for terms varying in length. CNX Gas also enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. For the three months ended March 31, 2006, these physical and financial hedges represented approximately 27% of our gas sales volumes at an average price of $6.88 per Mcf, compared to approximately 78% at an average price of $5.26 per Mcf for the three months ended March 31, 2005. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

Included in purchased gas sales revenue is the portion of production belonging to royalty interest owners. Additionally, we simultaneously purchased gas from and sold gas to other counterparties between the segmentation and interruptible pools on the Columbia Gas Transmission Corporation (TCO) pipeline in order to satisfy obligations to certain customers. In accordance with EITF 99-19, we have historically recorded our revenues and our costs on a gross basis. However, because we adopted EITF 04-13 in the current period, purchased gas sales and volumes have decreased. EITF 04-13 allows for the combining of matching buy/sell transactions, done in contemplation of one another, that were committed to on or after January 1, 2006. The net result for transactions that meet the above criteria are reflected in transportation expense in the current year.

	2006	2005	Variance	Percentage Change
Purchased Gas Sales Volumes (Bcf)	4.4	5.6	(1.2)	(21.4)%
Average Sales Price (per Mcf)	$8.21	$5.69	$2.52	44.3%

Other income consists of insurance proceeds, royalty income, third party gathering revenue, interest income and other miscellaneous income:

	2006	2005	Dollar Variance	Percentage Change
Insurance Proceeds	$3,007	$—	$3,007	100.0%
Royalty Income	2,885	2,216	669	30.2%
Third Party Gathering Revenue	323	239	84	35.1%
Interest Income	370	—	370	100.0%
Other Miscellaneous	56	53	3	5.7%

Total Other Income	$6,641	$2,508	$4,133	164.8%

The insurance proceeds component of other income consists of business interruption insurance proceeds related to a CONSOL Energy mine incident in 2005 which negatively impacted our gas production in that year. Additional proceeds may be forthcoming pending final resolution of the claim.

Royalty income increased in 2006 compared to 2005 due to increased gas prices and additional production on existing contracts. Royalty income received from third parties is calculated as a percentage of the third parties’ sales price.

Third party gathering revenue has increased due to additional volumes being transported through our gathering systems in 2006 compared to 2005.

Interest income increased in 2006, as a result of CNX Gas retaining cash collections as a separate stand alone company. As of the March 31, 2005, CNX Gas was still part of CONSOL Energy and retained no cash resulting in zero interest income.

Costs and Expenses

Costs and expenses increased in 2006 and are made up of the following components:

	2006	2005	Dollar Variance	Percentage Change
Costs and Expenses:
Lifting Costs	$7,679	$5,704	$1,975	34.6%
Gathering and Compression Costs	11,861	8,729	3,132	35.9%
Purchased Gas Costs	36,181	31,931	4,250	13.3%
Other	1,829	3,342	(1,513)	(45.3)%
Equity in (Earnings) Loss of Affiliates	(147)	351	(498)	(141.9)%
General & Administrative	6,972	3,762	3,210	85.3%
Depreciation, Depletion & Amortization	8,904	9,100	(196)	(2.2)%
Interest Expense	7	—	7	100.0%

Total Costs and Expenses	$73,286	$62,919	$10,367	16.5%

	2006	2005	Variance	Percentage Change
Sales Volumes (Bcf)	13.6	12.2	1.4	11.5%
Average Lifting Costs (per Mcf)	$0.57	$0.47	$0.10	21.3%

Lifting costs per unit sold increased $0.10 per Mcf in the period to period comparison, of which $0.07 per Mcf was due to higher production taxes in 2006 driven by higher realized sales price. Well related maintenance and various other transactions, none of which were individually material, have also contributed to the increase in per unit costs.

	2006	2005	Variance	Percentage Change
Sales Volumes (Bcf)	13.6	12.2	1.4	11.5%
Average Gathering and Compression Costs (per Mcf)	$0.87	$0.71	$0.16	22.5%

The increase in gathering and compression costs was attributable to an additional $0.05 per Mcf charge for the purchase of firm transportation capacity on the TCO interstate pipeline. This was acquired to ensure deliverability of our gas as a result of increased demand for pipeline access in the 2006 period. Due to the application of EITF 04-13, the combining of matching buy/sell transactions accounts for an additional $0.05 per Mcf increase in the current period. Although the net costs associated with similar buy/sell transactions were incurred during the prior period, they were not recorded as part of gathering and compression costs. Instead, they were recorded on a gross basis as purchased gas sales and purchased gas costs. Gathering and compression costs have also increased approximately $0.04 per Mcf due to additional power expenses related to both increased megawatt hour rates charged by the power company and the conversion of several compressors from gas powered to electric powered towards the end of the prior year. Gathering and compression unit costs also increased due to various other maintenance related activities, none of which were individually material.

Included in purchased gas costs are the costs related to the portion of production belonging to royalty interest owners. Additionally, in connection with the purchase of firm transportation capacity on the TCO pipeline, we simultaneously purchased gas from and sold gas to the same counterparties between the segmentation and interruptible pools on the TCO pipeline in order to satisfy obligations to certain customers. In accordance with EITF 99-19, we have historically recorded our revenues and our costs on a gross basis. EITF 04-13 now allows for the combining of matching buy/sell transactions, done in contemplation of one another, that were committed to on or after January 1, 2006. As a result, purchase gas sales and volumes decreased in the first quarter of 2006. The net result for transactions that meet the above criteria are reflected in transportation expense in the current period. Purchased gas cost information is as follows:

	2006	2005	Variance	Percentage Change
Purchased Gas Cost Volumes (Bcf)	4.4	5.6	(1.2)	(21.4)%
Average Purchased Gas Costs (per Mcf)	$8.30	$5.72	$2.58	45.1%

Other costs and expenses decreased due to the following items:

	2006	2005	Dollar Variance	Percentage Change
Well Site General Maintenance	$880	$771	$109	14.1%
Gob Gas Collection Costs	689	708	(19)	(2.7)%
Miscellaneous	681	369	312	84.6%
Imbalance	(421)	884	(1,305)	(147.6)%
Accounts Receivable Securitization Fees	—	610	(610)	(100.0)%

Total Other Costs and Expenses	$1,829	$3,342	$(1,513)	(45.3)%

Well site general maintenance costs increased in 2006 due to additional wells being drilled as part of the on-going drilling program.

Miscellaneous costs and expenses increased primarily due to additional administrative expenses as a result of CNX Gas being a separate publicly traded company in 2006, as well as various other miscellaneous transactions that occurred in both periods, none of which were individually material.

The value of the gas imbalance has shifted because contracted quantities of gas delivered to the pipeline rarely equal physical deliveries to customers. CNX Gas is responsible for monitoring this imbalance and requesting adjustments to contracted volumes as circumstances warrant. This decrease in imbalance cost was offset by corresponding decreases in gas sales revenue.

Prior to separation from CONSOL Energy in August 2005, CNX Gas sold eligible receivables to a CONSOL Energy subsidiary on a discounted basis. The accounts receivable securitization fees above from the prior period represent the discounted portion on the sale of those receivables. CNX Gas is no longer part of this program as of the date of separation.

Equity in (earnings) loss of affiliates improved in 2006 compared to 2005 as follows:

	2006	2005	Dollar Variance	Percentage Change
Knox Energy	$(424)	$277	$(701)	(253.1)%
Buchanan Generation	222	90	132	146.7%
Coalfield Pipeline	55	(16)	71	443.8%

Total Equity in (Earnings) Loss of Affiliates	$(147)	$351	$(498)	(141.9)%

Knox Energy had earnings in 2006 compared to a loss in 2005 primarily due to higher realized prices and additional service revenue.

Buchanan Generation’s losses were higher in 2006 compared to 2005 primarily due to the facility running for fewer hours in 2006 compared to 2005.

Coalfield Pipeline incurred losses in 2006 compared to 2005 due primarily to upgrading the main compressor, whereby we incurred additional freight and rental charges.

General and administrative increased to $6,972 in 2006 from $3,762 in 2005 primarily due to the additional costs related to being a separate publicly traded company, additional legal expenses surrounding the alleged CDX patent infringement and increased staffing and service costs as a result of the separation of CNX Gas from CONSOL Energy.

Depreciation, depletion and amortization have decreased due to the following items:

	2006	2005	Dollar Variance	Percentage Change
Production	$5,812	$6,223	$(411)	(6.6)%
Gathering	3,092	2,877	215	7.5%

Total Depreciation, Depletion and Amortization	$8,904	$9,100	$(196)	(2.2)%

The decrease in production related depreciation, depletion and amortization was primarily due to a slightly lower units-of-production rate in 2006 compared to 2005. Rates are generally calculated using the net book value of assets at the end of the year divided by proven developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and increased due to additional assets coming on line in 2006.

Income Taxes

	2006	2005	Variance	Percentage Change
Earnings Before Income Taxes	$74,937	$43,131	$31,806	73.7%
Tax Expense	$29,061	$16,605	$12,456	75.0%
Effective Income Tax Rate	38.8%	38.5%	0.3%

CNX Gas’ effective tax rate increased in 2006 primarily due to a slight increase in the net effect of state income taxes.

Liquidity and Capital Resources

We intend to satisfy our future working capital requirements and fund our capital expenditures with cash from operations and if necessary, our $200,000 credit facility. The credit agreement provides for a revolving credit facility in an initial aggregate outstanding principal amount of up to $200,000 (with the ability to request an increase in the aggregate outstanding principal amount up to $300,000), including borrowings and letters of credit. We may use borrowings under the new credit agreement for general corporate purposes, including transaction fees, letters of credit, acquisitions, capital expenditures and working capital.

CNX Gas and our subsidiaries guarantee CONSOL Energy’s 7.875% Notes due March 1, 2012 in the principal amount of approximately $250,000. In addition, if CNX Gas were to grant liens to a lender as part of a future borrowing, the indenture and the agreement governing CONSOL Energy’s 8.25% medium term notes in the amount of $45,000 would require CNX Gas to ratably secure both the 7.875% Notes and the 8.25% medium term notes.

We believe that cash generated from operations and borrowings under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures (other than major acquisitions), and to provide required financial resources for the foreseeable future. Nevertheless, our ability to satisfy our working capital requirements or fund planned capital expenditures will depend upon our future operating performance, which will be affected by prevailing economic conditions in the gas industry and other financial and business factors, some of which are beyond our control.

We have also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net loss of $21,888 (net of $8,598 of deferred tax) at March 31, 2006. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the three months ended March 31, 2006.

Cash Flows (in millions)

	2006 Period	2005 Period	Change
Cash provided by operating activities	$85,315	$36,498	$48,817
Cash used in investing activities	$(39,952)	$(10,688)	$(29,264)
Cash used in financing activities	$—	$(25,810)	$25,810

•	Cash provided by operating activities increased significantly as a result of additional earnings before income taxes as previously discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Operating cash flows were also improved due to various changes in working capital throughout both periods.

•	Cash used in investing activities increased primarily due to our expanded capital program.

•	There was no cash used in financing activities in the current period. The prior period balance represents the net effect of all cash transactions done at the parent company level prior to separation.

Contractual Commitments

The following is a summary of our significant contractual obligations at March 31, 2006 (in thousands). We estimate payments, net of any applicable reimbursements, related to these items at March 31, 2006 to be as follows:

(In thousands)	Total	Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$—	$—	$—	$—	$—
Capital (Finance) Lease Obligations	67,090	5,306	12,549	10,994	38,241
Operating Lease Obligations	1,821	373	318	257	873
Other Long-Term Liabilities:
Gas Firm Transportation Obligation	20,625	3,386	6,772	6,374	4,093
Other Liabilities (a)	13,248	—	—	—	13,248
Well Plugging Liabilities	11,269	378	756	756	9,379
Pension	286	1	8	35	242
Postretirement Benefits Other than Pension	3,368	5	44	104	3,215

Total Contractual Obligations	$117,707	$9,449	$20,447	$18,520	$69,291

(a)	This item represents legal contingencies reflected on the balance sheet for potential settlements for two of the three cases referenced in Note 7 of our quarterly financial statements. Due to the uncertainty surrounding these settlements, it is difficult to predict if and when a payout may take place.

Off-Balance Sheet Transactions

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

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	our business strategy;

•	our financial position;

•	our cash flow and liquidity;

•	declines in the prices we receive for our gas affecting our operating results and cash flow;

•	uncertainties in estimating our gas reserves;

•	replacing our gas reserves;

•	uncertainties in exploring for and producing gas;

•	our inability to obtain additional financing necessary in order to fund our operations, capital expenditures and to meet our other obligations;

•	disruptions, capacity constraints in or other limitations on the pipeline systems which deliver our gas;

•	competition in the gas industry;

•	our inability to retain and attract key personnel;

•	our joint venture arrangements;

•	the effects of government regulation and permitting and other legal requirements;

•	costs associated with perfecting title for gas rights in some of our properties;

•	our need to use unproven technologies to extract coalbed methane in some properties;

•	our relationships and arrangements with CONSOL Energy; and

•	other factors discussed under “Risk Factors” in the 10-K for the year ended December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CNX Gas believes that the use of derivative instruments, along with the risk assessment procedures and internal controls, does not expose CNX Gas to material risk. However, the use of derivative instruments without other risk assessment procedures could materially affect CNX Gas’ results of operations depending on interest rates, exchange rates or market prices. Nevertheless, we believe that use of these instruments will not have a material adverse effect on our financial position or liquidity.

For a summary of accounting policies related to derivative instruments, see Note 1 of the notes to the consolidated annual financial statements included in our Annual Report Form 10-K for the year ended December 31, 2005.

Sensitivity analyses of the incremental effects on pre-tax income for the three months ended March 31, 2006 of a hypothetical 10% and 25% change in natural gas prices for open derivative instruments as of March 31, 2006 are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price Change of:
	10%	25%
	(In millions)
Natural Gas (1)	$24.1	$56.5

(1)	CNX Gas remains at risk for possible changes in the market value of these derivative instruments, however, such risk should be reduced by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CNX Gas entered into derivative instruments to convert the market prices related to portions of the 2006 through 2008 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pretax income decreases. As of March 31, 2006, the fair value of these contracts was a net loss of $21.9 million (net of $8.6 million deferred tax). We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

Hedging Volumes

As of March 31, 2006, our hedged volumes for the periods indicated are as follows:

	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Months Ended December 31	Total Year
2006 Fixed Price Volumes
Hedged Mcf	3,654,822	4,619,289	4,670,051	4,050,761	16,994,923
Weighted Average Hedge Price/Mcf	$6.88	$7.73	$7.73	$7.21	$7.42

2007 Fixed Price Volumes
Hedged Mcf	1,827,411	1,847,716	1,868,020	1,868,020	7,411,168
Weighted Average Hedge Price/Mcf	$7.67	$7.67	$7.67	$7.67	$7.67

2008 Fixed Price Volumes
Hedged Mcf	1,847,716	1,847,716	1,868,020	1,868,020	7,431,472
Weighted Average Hedge Price/Mcf	$7.20	$7.20	$7.20	$7.20	$7.20

CNX Gas is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review.

All CNX Gas transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

CNX Gas, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that CNX Gas’ disclosure controls and procedures are effective as of March 31, 2006 to ensure that information required to be disclosed by CNX Gas in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The second through fourth paragraphs of Note 7 - Commitments and Contingent Liabilities in the notes to the Consolidated Financial Statements included in Part 1 of this Form 10-Q are incorporated herein by reference.

ITEM 1A. RISK FACTORS

No material changes from our most recently filed Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits:

10.1	The description of the short term incentive program set forth in the second paragraph of the 8-K filed on February 10, 2006 is incorporated by reference herein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2006

CNX Gas Corporation

By:	/s/ Nicholas J. DeIuliis
Nicholas J. DeIuliis
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Gary J. Bench
Gary J. Bench
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1	The description of the short term incentive program set forth in the second paragraph of the 8-K filed on February 10, 2006 is incorporated by reference herein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.