Form 10-Q
period 2006-06-30
CNX Gas CORP
filed 2006-08-02
CIK 1335793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission file number: 001-32723

CNX GAS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3170639 (I.R.S. Employer Identification No.)
4000 Brownsville Road
South Park, PA 15129
(412) 854-6719
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of July 31, 2006 is 150,833,334 shares.

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue and Other Income:
Outside Sales	$92,194	$53,311	$193,987	$121,197
Related Party Sales	1,404	1,701	3,034	3,399
Royalty Interest Gas Sales	12,686	9,066	28,493	18,742
Purchased Gas Sales	9,778	44,975	32,130	69,257
Other Income	6,790	2,019	13,431	4,527

Total Revenue and Other Income	122,852	111,072	271,075	217,122
Costs and Expenses:
Lifting Costs	7,016	6,438	14,695	12,180
Gathering and Compression Costs	15,130	10,451	26,991	19,222
Royalty Interest Gas Costs	10,267	7,026	23,683	14,463
Purchased Gas Costs	9,986	45,592	32,751	70,086
Other	2,035	2,336	3,864	5,594
Equity in (Earnings) Loss of Affiliates	(625)	(219)	(772)	132
General and Administrative	7,734	3,706	14,706	7,472
Depreciation, Depletion and Amortization	8,987	8,112	17,891	17,212
Interest Expense	2	—	9	—

Total Costs and Expenses	60,532	83,442	133,818	146,361

Earnings Before Income Taxes	62,320	27,630	137,257	70,761
Income Taxes	24,167	10,638	53,228	27,243

Net Income	$38,153	$16,992	$84,029	$43,518

Earnings per share:
Basic	$0.25	$0.14	$0.56	$0.35

Diluted	$0.25	$0.14	$0.56	$0.35

Weighted Average Number of Common Shares Outstanding:
Basic	150,833,334	122,896,667	150,833,334	122,896,667

Dilutive	151,060,061	122,988,359	151,004,996	122,988,359

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	June 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$64,307	$20,073
Accounts Receivable:
Trade	28,493	41,121
Related Party	3,518	728
Other	693	550
Derivatives	3,923	—
Deferred Taxes	—	9,339
Other Current Assets	22,202	18,067

Total Current Assets	123,136	89,878
Property, Plant and Equipment, Net	786,679	723,547
Other Assets	11,964	11,903
Investments in Equity Affiliates	50,196	49,528

TOTAL ASSETS	$971,975	$874,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$11,365	$22,541
Accrued Royalties Payable	11,051	10,504
Accrued Severance Taxes	2,266	2,747
Accrued Income Taxes	5,069	5,518
Derivatives	—	23,777
Deferred Taxes	1,530	—
Other Current Liabilities	25,489	21,071

Total Current Liabilities	56,770	86,158
Deferred Taxes	78,673	47,736
Other Liabilities	15,681	14,310
Well Plugging Liabilities	8,328	10,908
Derivatives	18,896	32,909
Postemployment Benefits Other Than Pension	3,357	3,363

Total Liabilities	181,705	195,384

Stockholders’ Equity
Common Stock, $.01 par value; 200,000,000 Shares Authorized, 150,833,334 Issued and Outstanding at June 30, 2006 and December 31, 2005	1,508	1,508
Capital in Excess of Par Value	779,430	779,509
Retained Earnings (Deficit)	18,499	(65,530)
Accumulated Other Comprehensive Loss	(9,167)	(34,733)
Stock Based Compensation Awards	—	(1,282)

Total Stockholders’ Equity	790,270	679,472

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$971,975	$874,856

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

				Accumulated
		Capital in	Retained	Other	Stock Based	Total
	Common	Excess of	Earnings/	Comprehensive	Compensation	Stockholders’
	Stock	Par Value	(Deficit)	Income (Loss)	Awards	Equity
Balance at December 31, 2005	$1,508	$779,509	$(65,530)	$(34,733)	$(1,282)	$679,472

Net Income	—	—	84,029	—	—	84,029

Gas Cash Flow Hedge (Net of $(16,427) tax)	—	—	—	25,566	—	25,566

Comprehensive Income (a)	—	—	84,029	25,566	—	109,595
Elimination of Unearned Compensation on Restricted Stock Units	—	(1,282)	—	—	1,282	—
Amortization of Stock Based Compensation Awards	—	1,203	—	—	—	1,203

Balance at June 30, 2006	$1,508	$779,430	$18,499	$(9,167)	$—	$790,270

(a)	Of the $25,566 net change in accumulated other comprehensive income in the period, $3,944 represents hedging gains recognized in net income for the portions of the financial hedges that settled in the current period. Comprehensive loss for the period ended June 30, 2005 was $9,348.
The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For The Six Months Ended
	June 30,
	2006	2005
Operating Activities:
Net Income	$84,029	$43,518
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	17,891	17,212
Stock Based Compensation	1,203	—
Income Taxes	(449)	14,203
Deferred Income Taxes	25,379	13,040
Equity in (Earnings) Loss of Affiliates	(772)	132
Changes in Operating Assets:
Accounts Receivable	12,485	(605)
Related Party Receivable	(2,790)	—
Other Current Assets	56	(4,068)
Changes in Other Assets	(61)	374
Changes in Operating Liabilities:
Accounts Payable	(11,176)	(8,309)
Other Current Liabilities	(758)	4,978
Changes in Other Liabilities	1,511	1,160
Other	285	128

Net Cash Provided by Operating Activities	126,833	81,763

Investing Activities:
Capital Expenditures	(83,009)	(36,642)
Investment in Equity Affiliates	104	(2,762)

Net Cash Used in Investing Activities	(82,905)	(39,404)

Financing Activities:
Short-Term Loan	306	—
Payments to Parent	—	(42,362)

Net Cash Provided by (Used in) Financing Activities	306	(42,362)
Net Increase in Cash and Cash Equivalents	44,234	(3)
Cash and Cash Equivalents at Beginning of Period	20,073	3

Cash and Cash Equivalents at End of Period	$64,307	$—

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Note 1—Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for future periods.
     The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the notes required by accounting principles generally accepted in the United States of America for complete financial statements.
     For further information, refer to the consolidated financial statements and related notes included in CNX Gas Corporation’s (CNX Gas) Form 10-K for the year ended December 31, 2005.
     Certain reclassifications of previously reported data have been made to conform to the three and six months ended June 30, 2006 classifications.
     Effective January 1, 2006, CNX Gas adopted Emerging Issues Task Force on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business is recorded at fair value or considered a single non-monetary transaction subject to the fair value exception of Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. In general, two or more transactions with the same party are treated as one if they are entered into in contemplation of each other. In accordance with EITF 04-13, CNX Gas has applied this accounting to new or modified agreements after January 1, 2006 which resulted in the combining of $35,276 of revenue and $36,749 of expense in the three months ended June 30, 2006 and $60,505 of revenue and $62,686 of expense in the six months ended June 30, 2006. Previously, these transactions were recorded on a gross basis. The adoption of EITF 04-13 did not have an impact on net income or cash flows.
     Effective January 1, 2006, CNX Gas adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. CNX Gas recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Prior to the adoption of SFAS 123R, CNX Gas recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. CNX Gas has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.
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

     The computations for basic and diluted earnings per share are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Income	$38,153	$16,992	$84,029	$43,518

Weighted Average Number of Common Shares Outstanding:
Basic	150,833,334	122,896,667	150,833,334	122,896,667
Effect of stock options	226,727	91,692	171,662	91,692

Diluted	151,060,061	122,988,359	151,004,996	122,988,359

Earnings per share:
Basic	$0.25	$0.14	$0.56	$0.35

Diluted	$0.25	$0.14	$0.56	$0.35

Note 2—Stock-Based Compensation:
     CNX Gas adopted the CNX Gas Equity Incentive Plan on June 30, 2005, and amended the plan on August 1, 2005. The amended plan was approved by the sole stockholder of CNX Gas at that time, CONSOL Energy Inc (CONSOL Energy), on August 4, 2005. The plan is administered by our board of directors and the board of directors may delegate administration of the plan to a committee of the board of directors. Our directors, employees and consultants and our affiliates’ (which include CONSOL Energy) directors, employees and consultants are eligible to receive awards under the plan. Some of our employees, including our executive officers and non-employee directors, have participated in, or have been eligible to participate in and will continue to be eligible to participate in the CNX Gas Equity Incentive Plan.
     The CNX Gas Equity Incentive Plan consists of the following components: stock options, stock appreciation rights, restricted stock units, performance awards, and other stock-based awards. The total number of shares of CNX Gas common stock with respect to which awards may be granted under the CNX Gas Equity Incentive Plan is 2,500,000.
     The total stock-based compensation expense was $732 and $1,203 for the three and six months ended June 30, 2006 and the related deferred tax benefit totaled $283 and $466, respectively. Prior to January 1, 2006, CNX Gas accounted for stock-based compensation under the recognition and measurement provisions of APB 25. Under APB 25, no stock-based employee compensation cost for stock options was reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.
     Prior to January 1, 2006, CNX Gas provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure – an Amendment of SFAS No. 123” (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.
     Effective January 1, 2006, CNX Gas adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method, and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. CNX Gas recognizes compensation costs for shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.
As a result of adopting SFAS 123R, pretax income and net income for the three months ended June 30, 2006 was $598 and $367 lower, respectively, than if we had continued to account for stock-based compensation under APB 25. Pretax income and net income for the six months ended June 30, 2006 was $945 and $580 lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on basic earnings per share for the three months ended June 30, 2006 was $0.01 per share. Basic earnings per share for the six months ended June 30, 2006 and diluted earnings per share for the three and six months ended June 30, 2006 were not impacted. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options will be classified as financing cash flows when CNX Gas options are exercised in the future. As of June 30, 2006, there were no options exercised.

     As part of its SFAS 123R adoption, CNX Gas used the Black-Scholes option pricing model to value the options. The risk free interest rate was determined for each vesting tranche of an award based upon the calculated yield on U.S Treasury obligations for the expected term of the award. The expected volatility and expected life of the awards were developed by examining the stock option activity for a peer group of companies. The fair value of share based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

For the six months
ended June 30, 2006
Weighted Average Fair Value of Grants	$9.83
Risk Free Interest Rate	4.63%
Dividend Yield	—
Expected Volatility	32.2%
Expected life in years	4.5
     There were no awards granted during the three and six months ended June 30, 2005. Therefore, there are no applicable assumptions for this period.
     Option activity under the CNX Gas Equity Incentive Plan during the six months ended June 30, 2006 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding at December 31, 2005	1,040,576	$16.05
Granted	460,994	28.50
Exercised	—	—
Forfeited	(28,835)	18.87

Outstanding at June 30, 2006	1,472,735	$19.89	9.32	$14,882

Vested and expected to vest at June 30, 2006	1,472,735	$19.89	9.32	$14,882

     At June 30, 2006, there were no exercisable options. There were no options outstanding at any time during the six month period ended June 30, 2005.
     These stock options will terminate ten years after the date on which they were granted. The employee stock options granted prior to April 28, 2006 vest 25% per year, beginning one year after the grant date; options granted on or after April 28, 2006 vest 100% on the third anniversary of the date of grant. As of June 30, 2006, there are 1,454,930 shares of common stock underlying stock options outstanding under this plan for employees. Non-employee director stock options vest 33% per year, beginning one year after the grant date. There are 17,805 non-employee director stock options outstanding at June 30, 2006. The vesting of the options will accelerate in the event of death, disability or retirement and may accelerate upon a change of control of CNX Gas.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between CNX Gas’ closing stock price on the last trading day of the six months ended June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of CNX Gas’ stock.
     As of June 30, 2006, $9,769 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.87 years.
     Under the CNX Gas Equity Incentive Plan, CNX Gas granted certain employees and certain directors restricted stock unit awards. These awards entitle the holder to receive shares of common stock as the award vests. A total of 99,112 restricted stock units were outstanding at June 30, 2006, vesting over a weighted average remaining period of 2.16 years. Compensation expense will be recognized over the vesting period of the units. The following represents the unvested restricted stock units and corresponding fair value (based upon the closing share price) at the date of the grant:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Nonvested at December 31, 2005	92,969	$16.00
Granted	6,143	28.50

Nonvested at June 30, 2006	99,112	$16.77

Note 3—Pension and Other Postemployment Benefits:
     The components of net periodic benefit costs are as follows:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	Pension	Other Benefits		Pension	Other Benefits
	2006	2006	2005	2006	2006	2005
Components of Net Periodic Benefit Costs:
Service costs	$70	$23	$32	$140	$46	$64
Interest costs	1	25	41	2	50	82
Amortization of prior service costs credit	(2)	(43)	(29)	(4)	(86)	(58)
Recognized net actuarial loss (gain)	(3)	—	16	(6)	—	32

Benefit costs	$66	$5	$60	$132	$10	$120

     As previously disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2005, CNX Gas does not expect to contribute to the other postemployment benefit plan in 2006. We intend to pay benefit claims as they become due. For the three and six months ended June 30, 2006, there were $16 in payments made pursuant to the other postemployment benefit plan.
     As previously disclosed in the notes to our audited consolidated financial statements for the year ended December 31, 2005, CNX Gas employees were part of the CONSOL Energy pension plan until December 31, 2005. Effective January 1, 2006, an identical plan was created, sponsored by CNX Gas, to provide a benefit for all service accruals going forward. In the three and six months ended June 30, 2006, CNX Gas made an initial contribution of $20 to the pension plan.
Note 4—Income Taxes:
     The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CNX Gas’ effective tax rate:

	For the Six Months Ended June 30,
	2006		2005
	Dollars	Rate	Dollars	Rate
Statutory U.S. Federal Income Tax Rate	$48,040	35.0%	$24,766	35.0%
Net Effect of State Income Tax	6,080	4.4%	2,972	4.2%
Other	(892)	(0.6)%	(495)	(0.7)%

Income Tax Expense/ Effective Rate	$53,228	38.8%	$27,243	38.5%

     CNX Gas files its federal tax return and some of its state tax returns as a member of the CONSOL Energy consolidated group. Income taxes are calculated as if CNX Gas had filed a tax return on a separate company basis. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in CNX Gas’ financial statements or separate tax return that would be filed on a stand alone company basis. The effective tax rate for the six months ended June 30, 2006 and 2005 was calculated using the annual effective rate projection on recurring earnings.

Note 5—Property, Plant and Equipment:

	June 30,	December 31,
	2006	2005
Surface Lands	$31,927	$26,573
Mineral Interests	55,621	55,621
Wells and Related Equipment	158,206	141,959
Intangible Drilling	342,692	312,467
Gathering Assets	373,026	344,355
Gas Well Plugging	4,954	7,680
Other	3,274	36

Total Property, Plant and Equipment	969,700	888,691
Accumulated Depreciation, Depletion and Amortization	(183,021)	(165,144)

Property and Equipment, net	$786,679	$723,547

Note 6—Credit Facility:
     CNX Gas entered into a credit agreement for a revolving credit facility in an initial aggregate outstanding principal amount of up to $200,000 (with the ability to request an increase in the aggregate outstanding principal amount up to $300,000), including borrowings and letters of credit. We may use borrowings under the credit agreement for general corporate purposes, including transaction fees, letters of credit, acquisitions, capital expenditures and working capital. The $200,000 credit agreement for CNX Gas is unsecured, however it does contain a negative pledge provision providing that CNX Gas assets cannot be used to secure any other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CNX Gas stock and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.0 to 1.0, measured quarterly. As there was no debt (for purposes of calculating the leverage ratio) outstanding at June 30, 2006, the leverage ratio was 0.0 to 1.0 at June 30, 2006. The facility also includes an interest coverage ratio of no less than 3.0 to 1.0 measured quarterly. The interest coverage ratio was also met at June 30, 2006.
     At June 30, 2006, the CNX Gas credit agreement had no borrowings outstanding and $16,847 of letters of credit outstanding, leaving $183,153 of capacity available for borrowings and the issuance of letters of credit.
     As a result of entering into the $200,000 credit agreement, CNX Gas and subsidiaries executed a Supplemental Indenture and are guarantors of CONSOL Energy’s 7.875% notes due March 1, 2012 in the principal amount of approximately $250,000. In addition, if CNX Gas were to grant liens to a lender as part of a future borrowing, the indenture and the agreement governing CONSOL Energy’s 8.25% medium term notes due 2007 in the principal amount of $45,000 would require CNX Gas to ratably secure both the 7.875% notes and 8.25% medium term notes.
Note 7—Commitments and Contingent Liabilities:
     CNX Gas has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market value.
     In 2004, Yukon Pocahontas Coal Company, Buchanan Coal Company, and Sayers-Pocahontas Coal Company filed a complaint against Consolidation Coal Company (“CCC”), a subsidiary of CONSOL Energy Inc., in the Circuit Court of Buchanan County, Virginia, seeking damages and injunctive relief in connection with the deposit of untreated water from mining activities at CCC’s Buchanan Mine into nearby void spaces at the mine of one of CONSOL Energy’s other subsidiaries, Island Creek Coal Company (“ICCC”). CCC believes that it had, and continues to have, the right to store water in these void areas. On July 26, 2006, the plaintiffs filed a motion to amend the original complaint seeking, among other things, to add CONSOL Energy, ICCC and CNX Gas Company LLC as additional defendants. As to the additional defendants, the proposed amended complaint alleges, among other things, that CNX Gas Company LLC, as lessee and operator under certain coalbed methane gas leases from plaintiffs, had a duty to prevent CCC from depositing water into the mine voids and failed to do so. The proposed amended complaint seeks $150,000 in damages from the additional defendants, plus costs, interest and attorneys’ fees. CNX Gas Company LLC denies that it has any liability in this matter and intends to vigorously defend this action if it is ultimately added as a defendant.
     In October 2005, CDX Gas, LLC (CDX) alleged that certain of our vertical to horizontal CBM drilling methods infringe several patents which they own. CDX demanded that we enter into a business arrangement with CDX to use its patented technology. Alternatively, CDX informally demanded a royalty of nine to ten percent of the gross production from the wells we drill utilizing the technology allegedly covered by their patents. We believe that approximately 27 of our producing wells to date could be covered by their claim. We deny all of these allegations and intend to vigorously contest them. On November 14, 2005, we filed a complaint for declaratory judgment in the U.S. District Court for the Western District of Pennsylvania (C.A. No. 05-1574), seeking a judicial determination that we do not infringe any valid CDX patents. CDX filed an answer and counterclaim denying our allegations of invalidity and alleging that we infringe certain of their patents. Fact discovery has been completed. A hearing with regard to the scope of the asserted CDX patents occurred before a Court-appointed Special Master on July 14, 2006. We cannot predict the outcome of this lawsuit; however, CNX Gas management believes that the final resolution of this matter will not have a material effect on our financial position, results of operations, or cash flows.
     CNX Gas is currently undergoing an audit by Buchanan County, Virginia local taxing authorities for the tax years 1998 through 2001. For these years, CNX Gas has filed appropriate returns and has paid applicable license taxes based on wellhead price calculations. The audit is ongoing with no resolution being proposed by Buchanan County as of June 30, 2006. Additionally, on April 29, 2005, Buchanan County, Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a “Motion for Judgment Pursuant to the Declaratory Judgment Act Virginia Code §8.01-184” against us in circuit court of the County of Buchanan (At Law No. CL05000149-00) for the year 2002. The complaint alleges that we failed to properly calculate the amount of license tax we owed to Buchanan County related to our production and sale of CBM gas in Buchanan County. Buchanan County is seeking a determination by the court that we have calculated, and continue to calculate, the license tax in an improper manner. In April 2006, Buchanan County filed a similar complaint with respect to years 2003 and 2004. We have continued to pay Buchanan County taxes based on our method of calculating the taxes. However, we have been accruing an additional liability on our balance sheet in an amount based on the difference between our calculation of the tax and Buchanan County’s calculation. We believe that we have calculated the tax correctly and in accordance with the applicable rules and regulations of Buchanan County and intend to vigorously defend our position. CNX Gas management believes that the final resolution of this matter will not have a material effect on our financial position, results of operations, or cash flows.
     In 1999, CNX Gas was named in a suit brought by a group of royalty owners that lease gas development rights to CNX Gas in southwest Virginia. The suit alleged the underpayment of royalties to the group of royalty owners and to a class of plaintiffs who have yet to be determined. The claim of underpayment of royalties related to the interpretation of permissible deductions from production revenues upon which royalties are calculated. The deductions at issue relate to post production expenses of gathering compression and transportation. CNX Gas was ordered to, and subsequently paid in 2002, approximately $7,000 to the group of royalty owners that brought the suit. A final payment was made to the plaintiffs in 2003 for approximately $6,000 to adjust all royalties owed to the plaintiffs from the date of the court ruling forward, which effectively settled this case. CNX Gas has also recognized an estimated liability for other similar plaintiffs yet to be determined outside of the aforementioned suit. This amount is included in other liabilities on the balance sheet. To date, approximately $3,900 has been paid to various royalty owners using the court determined deductions from the settled case. CNX Gas management believes that the final resolution of this matter will not have a material effect on our financial position, results of operations, or cash flows.
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

     At June 30, 2006, CNX Gas has provided the following financial guarantees. CNX Gas management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements.

	Total
	Amounts	Less Than			Beyond
	Committed	1 Year	1-3 Years	3-5 Years	5 years
Letters of Credit:
Gas	$16,847	$16,847	$—	$—	$—

Total Letters of Credit	$16,847	$16,847	$—	$—	$—
Surety Bonds:
Environmental	$495	$495	$—	$—	$—
Other	474	439	35	—	—

Total Surety Bonds	$969	$934	$35	$—	$—
Other:
Guarantees	$6,100	$5,000	$1,100	$—	$—

Total Guarantees	$6,100	$5,000	$1,100	$—	$—

Total Commitments	$23,916	$22,781	$1,135	$—	$—

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
Note 8—Segment Information:
     The principal activity of CNX Gas is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CNX Gas has three reportable operating segments: Central Appalachia and Tennessee, Northern Appalachia, and Gathering. These operating segments reflect the way CNX Gas manages operations and makes business decisions.
     Industry segment results for the three months ended June 30, 2006 are:

	Central
	Appalachia				Corporate
	and	Northern		Total	Adjustments &
	Tennessee	Appalachia	Gathering	Gas	Eliminations	Consolidated
Sales—outside	$87,345	$4,849	$—	$92,194	$—	$92,194
Sales—related parties	1,387	17	—	1,404	—	1,404
Sales—royalty interest	12,628	58	—	12,686	—	12,686
Sales—purchased gas	9,778	—	—	9,778	—	9,778
Other revenue	6,431	16	343	6,790	—	6,790
Intersegment revenues	—	—	13,215	13,215	(13,215)	—

Total Revenue and Other Income	$117,569	$4,940	$13,558	$136,067	$(13,215)	$122,852

Earnings Before Income Taxes	$57,610	$712	$3,998	$62,320	$—	$62,320	(A)

Segment assets	$553,042	$44,487	$310,139	$907,668	$64,307	$971,975	(B)(C)

Depreciation, depletion and amortization	$5,251	$647	$3,089	$8,987	$—	$8,987

Capital expenditures	$22,348	$5,853	$14,631	$42,832	$—	$42,832

(A)	Central Appalachia and Tennessee segment includes equity in earnings of unconsolidated affiliates of $625.

(B)	Central Appalachia and Tennessee segment includes investments in unconsolidated equity affiliates of $50,196.

(C)	The $64,307 represents cash which is not allocated to individual segments.

     Industry segment results for the three months ended June 30, 2005 are:

	Central
	Appalachia				Corporate
	and	Northern		Total	Adjustments &
	Tennessee	Appalachia	Gathering	Gas	Eliminations	Consolidated
Sales—outside	$49,801	$3,510	$—	$53,311	$—	$53,311
Sales—related parties	1,687	14	—	1,701	—	1,701
Sales—royalty interest	9,020	46	—	9,066	—	9,066
Sales—purchased gas	44,975	—	—	44,975	—	44,975
Other revenue	1,506	13	500	2,019	—	2,019
Intersegment revenues	—	—	11,128	11,128	(11,128)	—

Total Revenue and Other Income	$106,989	$3,583	$11,628	$122,200	$(11,128)	$111,072

Earnings (Loss) Before Income Taxes	$25,395	$(290)	$2,525	$27,630	$—	$27,630	(D)

Segment assets	$413,612	$25,510	$307,667	$746,789	$—	$746,789	(E)

Depreciation, depletion and amortization	$4,393	$842	$2,877	$8,112	$—	$8,112

Capital expenditures	$22,554	$3,275	$46	$25,875	$—	$25,875

(D)	Central Appalachia and Tennessee segment includes equity in earnings (loss) of unconsolidated affiliates of $(219).

(E)	Central Appalachia and Tennessee segment includes investments in unconsolidated equity affiliates of $50,003.
     Industry segment results for the six months ended June 30, 2006 are:

	Central
	Appalachia				Corporate
	and	Northern		Total	Adjustments &
	Tennessee	Appalachia	Gathering	Gas	Eliminations	Consolidated
Sales—outside	$182,502	$11,485	$—	$193,987	$—	$193,987
Sales—related parties	2,981	53	—	3,034	—	3,034
Sales—royalty interest	28,372	121	—	28,493	—	28,493
Sales—purchased gas	32,130	—	—	32,130	—	32,130
Other revenue	12,738	27	666	13,431	—	13,431
Intersegment revenues	—	—	26,223	26,223	(26,223)	—

Total Revenue and Other Income	$258,723	$11,686	$26,889	$297,298	$(26,223)	$271,075

Earnings (Loss) Before Income Taxes	$125,669	$3,385	$8,203	$137,257	$—	$137,257	(F)

Segment assets	$553,042	$44,487	$310,139	$907,668	$64,307	$971,975	(G)(H)

Depreciation, depletion and amortization	$10,491	$1,221	$6,179	$17,891	$—	$17,891

Capital expenditures	$44,636	$12,504	$25,869	$83,009	$—	$83,009

(F)	Central Appalachia and Tennessee segment includes equity in earnings of unconsolidated affiliates of $772.

(G)	Central Appalachia and Tennessee segment includes investments in unconsolidated equity affiliates of $50,196.

(H)	The $64,307 represents cash which is not allocated to individual segments.

     Industry segment results for the six months ended June 30, 2005 are:

	Central
	Appalachia				Corporate
	and	Northern		Total	Adjustments &
	Tennessee	Appalachia	Gathering	Gas	Eliminations	Consolidated
Sales—outside	$114,606	$6,591	$—	$121,197	$—	$121,197
Sales—related parties	3,372	27	—	3,399	—	3,399
Sales—royalty interest	18,686	56	—	18,742	—	18,742
Sales—purchased gas	69,257	—	—	69,257	—	69,257
Other revenue	3,997	30	500	4,527	—	4,527
Intersegment revenues	—	—	23,172	23,172	(23,172)	—

Total Revenue and Other Income	$209,918	$6,704	$23,672	$240,294	$(23,172)	$217,122

Earnings (Loss) Before Income Taxes	$66,247	$(56)	$4,570	$70,761	$—	$70,761	(I)

Segment assets	$413,612	$25,510	$307,667	$746,789	$—	$746,789	(J)

Depreciation, depletion and amortization	$10,229	$1,228	$5,755	$17,212	$—	$17,212

Capital expenditures	$30,999	$5,542	$101	$36,642	$—	$36,642

(I)	Central Appalachia and Tennessee segment includes equity in earnings (loss) of unconsolidated affiliates of $(132).

(J)	Central Appalachia and Tennessee segment includes investments in unconsolidated equity affiliates of $50,003.
Note 9—Recent Accounting Pronouncements:
     In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48). FIN 48 provides a model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. We are in the process of evaluating the financial impact of adopting FIN 48, which will be effective for us beginning in 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This Current Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward Looking Statements.”
     Unless the context otherwise requires, “we,” “us,” “our” and CNX Gas mean CNX Gas Corporation and its consolidated subsidiaries. Unless noted otherwise, production figures are exclusive of production attributable to equity affiliates.
Overview
     We are a natural gas exploration, development, production and gathering company with operations in the Appalachian Basin. We have operations in several states in the Appalachian Basin. We primarily are a coalbed methane (CBM) gas producer with industry-leading expertise in this type of gas extraction.
     Effective as of August 8, 2005, we separated our gas business from CONSOL Energy. The success of our operations substantially depends upon rights we received from CONSOL Energy. As a part of our separation from CONSOL Energy, CONSOL Energy transferred to us various subsidiaries and joint venture interests as well as all of CONSOL Energy’s ownership or rights to CBM and natural gas and certain related surface rights. In addition, CONSOL Energy has given us significant rights to conduct gas production operations associated with their coal mining activity. These rights are not dependent upon any continuing ownership in us by CONSOL Energy. We also have established other agreements with CONSOL Energy under which they will, among other things, provide us certain corporate staff services and coordinate our tax filings.
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
Operations
     We produced 13.7 Bcf in the quarter ended June 30, 2006, and 27.3 Bcf for the six months ended June 30, 2006.
     During the quarter ended June 30, 2006, CNX Gas began production from 60 new CBM wells in Central Appalachia giving us a total of 128 new wells for the six months ended June 30, 2006. No additional wells were placed into production in Northern Appalachia since the 1 new well that was put into production in the first quarter. The Northern Appalachia 2006 drilling program began in May with the arrival of newly refurbished rigs. In Tennessee, no additional wells were placed into production since the 1.25 net wells began production in the first quarter. The foregoing well information is exclusive of any gob well activity.
     In addition to new wells, production in the June 2006 quarter was also higher than the June 2005 quarter as the June 2005 quarter was negatively affected by an issue at CONSOL Energy’s Buchanan Mine.
Outlook
     Second quarter production exceeded our expectations as anticipated interstate pipeline maintenance curtailments did not occur. However, interstate pipeline maintenance curtailments are expected to affect the third quarter. The impact of such curtailments will largely be determined by the in-service date of the Jewell Ridge lateral pipeline, which will permit us largely to avoid those curtailments. Thus, despite higher than expected production in the first six months of 2006, we maintain our forecast of total net production of 55.7 Bcf in 2006 (including equity affiliates).
     In Northern Appalachia, we expect to drill 20 wells in 2006, down from the 23 originally planned. At our Knox Energy joint venture in Tennessee, we have a farm-out agreement that permits us to elect to participate in wells on a well-by-well basis, but we do not control the drilling. We originally planned to participate in 47 net wells in Tennessee in 2006, with a drilling budget of $14 million. We are transferring most of this capital to our Central Appalachia operations, where we expect to drill approximately 250 wells in 2006, up from our original plan of 215 wells.

Results of Operations
Three Months Ended June 30, 2006 compared with Three Months Ended June 30, 2005
(Amounts reported in thousands)
Net Income
     Net income changed primarily due to the following items:

			Dollar	Percentage
	2006	2005	Variance	Change
Revenue and Other Income:
Outside Sales	$92,194	$53,311	$38,883	72.9%
Related Party Sales	1,404	1,701	(297)	(17.5)%
Royalty Interest Gas Sales	12,686	9,066	3,620	39.9%
Purchased Gas Sales	9,778	44,975	(35,197)	(78.3)%
Other Income	6,790	2,019	4,771	236.3%

Total Revenue and Other Income	122,852	111,072	11,780	10.6%
Costs and Expenses:
Lifting Costs	7,016	6,438	578	9.0%
Gathering and Compression Costs	15,130	10,451	4,679	44.8%
Royalty Interest Gas Costs	10,267	7,026	3,241	46.1%
Purchased Gas Costs	9,986	45,592	(35,606)	(78.1)%
Other	2,035	2,336	(301)	(12.9)%
Equity in Earnings of Affiliates	(625)	(219)	(406)	(185.4)%
General and Administrative	7,734	3,706	4,028	108.7%
Depreciation, Depletion and Amortization	8,987	8,112	875	10.8%
Interest Expense	2	—	2	100.0%

Total Costs and Expenses	60,532	83,442	(22,910)	(27.5)%

Earnings Before Income Taxes	62,320	27,630	34,690	125.6%
Income Taxes	24,167	10,638	13,529	127.2%

Net Income	$38,153	$16,992	$21,161	124.5%

     Net income for 2006 was improved primarily due to additional production and increased average sales prices, while also managing costs. The increased revenues were offset, in part, by higher costs attributable to production taxes, firm transportation charges and general and administrative charges.
Revenue and Other Income
     Revenue and other income increased due to the following items:

			Dollar	Percentage
	2006	2005	Variance	Change
Revenue and Other Income:
Outside Sales	$92,194	$53,311	$38,883	72.9%
Related Party Sales	1,404	1,701	(297)	(17.5)%
Royalty Interest Gas Sales	12,686	9,066	3,620	39.9%
Purchased Gas Sales	9,778	44,975	(35,197)	(78.3)%
Other Income	6,790	2,019	4,771	236.3%

Total Revenue and Other Income	$122,852	$111,072	$11,780	10.6%

     The increase in revenue was primarily due to additional production and a higher average sales price per thousand cubic feet in 2006 compared to 2005.

				Percentage
	2006	2005	Variance	Change
Sales Volumes (Bcf)	13.7	11.2	2.5	22.3%
Average Sales Price (per Mcf)	$6.83	$4.91	$1.92	39.1%
     Although average market prices period to period are relatively flat, the increase in average sales price is the result of CNX Gas exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, when a large portion of production was locked in at prices lower than the current period market prices. Periodically, CNX Gas enters into physical fixed price gas supply transactions with both gas marketers and end users for terms varying in length. CNX Gas also enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. For the three months ended June 30, 2006, these physical and financial hedges represented approximately 4.6 Bcf of our gas sales volumes at an average price of $7.73 per Mcf, compared to approximately 9.8 Bcf at an average price of $4.62 per Mcf for the three months ended June 30, 2005. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

				Percentage
	2006	2005	Variance	Change
Royalty Interest Sales Volumes (Bcf)	1.9	1.6	0.3	18.8%
Average Sales Price (per Mcf)	$6.82	$5.66	$1.16	20.5%
     Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. Although average market prices period to period are relatively flat, the increase in average sales price is the result of CNX Gas exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, where a large portion of production was locked in at prices lower than the current period market prices. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

				Percentage
	2006	2005	Variance	Change
Purchased Gas Sales Volumes (Bcf)	1.4	6.4	(5.0)	(78.1)%
Average Sales Price (per Mcf)	$6.80	$7.03	$(0.23)	(3.3)%
     Included in purchased gas sales revenue are volumes of gas we simultaneously purchased from and sold to the same counterparties between the segmentation and interruptible pools on the Columbia Gas Transmission Corporation (TCO) pipeline in order to satisfy obligations to certain customers. In accordance with Emerging Issues Task Force on Issue No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19), we have historically recorded our revenues and our costs on a gross basis. However, because we adopted EITF 04-13 on January 1, 2006, purchased gas sales and volumes have decreased. EITF 04-13 allows for the combining of matching buy/sell transactions, done in contemplation of one another, that were committed to on or after January 1, 2006. The net result for transactions that meet the above criteria is reflected in transportation expense in the current year. Additionally, there are low volumes of gas we purchase from third party producers at market prices less our gathering charge, which we then resell.
     Other income consists of insurance settlements, royalty income, third party gathering revenue, interest income and other miscellaneous income:

			Dollar	Percentage
	2006	2005	Variance	Change
Insurance Settlements	$3,960	$—	$3,960	100.0%
Royalty Income	1,693	1,685	8	0.5%
Interest Income	728	—	728	100.0%
Third Party Gathering Revenue	343	283	60	21.2%
Other Miscellaneous	66	51	15	29.4%

Total Other Income	$6,790	$2,019	$4,771	236.3%

     The insurance settlements component of other income consists of business interruption insurance proceeds related to a CONSOL Energy mine incident in 2005 which negatively impacted our gas production in that year. Additional settlements may be forthcoming pending final resolution of the claim.
     Royalty income received from third parties is calculated as a percentage of the third parties’ sales price, which is comparable period to period.
     Interest income increased in 2006, as a result of CNX Gas retaining cash collections as a separate stand alone company. As of the June 30, 2005, CNX Gas was still part of CONSOL Energy and retained no cash resulting in zero interest income.
     Third party gathering revenue has increased due to additional volumes being transported through our gathering systems in 2006 compared to 2005.
     Other miscellaneous income increased due to various transactions, none of which are individually material.
Costs and Expenses
     Overall, costs and expenses decreased in 2006 primarily due to lower purchased gas costs. However, our operating costs and expenses increased in 2006 and are made up of the following components:

			Dollar	Percentage
	2006	2005	Variance	Change
Costs and Expenses:
Lifting Costs	$7,016	$6,438	$578	9.0%
Gathering and Compression Costs	15,130	10,451	4,679	44.8%
Royalty Interest Gas Costs	10,267	7,026	3,241	46.1%
Purchased Gas Costs	9,986	45,592	(35,606)	(78.1)%
Other	2,035	2,336	(301)	(12.9)%
Equity in (Earnings) of Affiliates	(625)	(219)	(406)	(185.4)%
General & Administrative	7,734	3,706	4,028	108.7%
Depreciation, Depletion & Amortization	8,987	8,112	875	10.8%
Interest Expense	2	—	2	100.0%

Total Costs and Expenses	$60,532	$83,442	$(22,910)	(27.5)%

				Percentage
	2006	2005	Variance	Change
Sales Volumes (Bcf)	13.7	11.2	2.5	22.3%
Average Lifting Costs (per Mcf)	$0.51	$0.57	$(0.06)	(10.5)%
     Due to increased volumes, lifting costs per unit sold decreased $0.06 per Mcf in the period to period comparison, including $0.04 per Mcf due to lower well maintenance costs. Efficiencies in the water collection infrastructure are also being realized subsequent to the improvements that were made in the prior year. Additionally, property taxes and other miscellaneous items have decreased on a per unit basis as a result of the increased production period to period. These improvements are partially offset by increased severance taxes resulting from a higher realized sales price.

				Percentage
	2006	2005	Variance	Change
Sales Volumes (Bcf)	13.7	11.2	2.5	22.3%
Average Gathering and Compression Costs (per Mcf)	$1.10	$0.93	$0.17	18.3%
     The increase in gathering and compression costs was attributable to an additional $0.10 per Mcf charge for the purchase of firm transportation capacity on the TCO interstate pipeline. This was acquired to ensure deliverability of our gas as a result of increased demand for pipeline access in the 2006 period. Due to the application of EITF 04-13, the combining of matching buy/sell transactions accounts for an additional $0.11 per Mcf increase in the current period. Although the net costs associated with similar buy/sell transactions were incurred during the prior period, they were not recorded as part of gathering and compression costs. Instead, they were recorded on a gross basis as purchased gas sales and purchased gas costs. Gathering and compression costs have also increased approximately $0.05 per Mcf due to additional power expenses related to both increased megawatt hour rates charged by the power company and the conversion of several compressors from gas powered to electric powered towards the end of the prior year. Due to the increased production period to period, gathering and compression per unit costs improved $0.09 per Mcf as a result of decreases in maintenance and various other related activities.

				Percentage
	2006	2005	Variance	Change
Royalty Interest Sales Volumes (Bcf)	1.9	1.6	0.3	18.8%
Average Cost (per Mcf)	$5.52	$4.39	$1.13	25.7%
     Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. Although average market prices period to period are relatively flat, the increase in average cost per unit is the result of CNX Gas exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, where a large portion of production was locked in at prices lower than the current period market prices. Volumes increased as a result of additional wells coming online from our on-going drilling program.

				Percentage
	2006	2005	Variance	Change
Purchased Gas Sales Volumes (Bcf)	1.4	6.4	(5.0)	(78.1)%
Average Purchased Gas Costs (per Mcf)	$6.94	$7.13	$(0.19)	(2.7)%
     Included in purchased gas costs are volumes of gas we simultaneously purchased from and sold to the same counterparties between the segmentation and interruptible pools on TCO pipeline in order to satisfy obligations to certain customers. In accordance with EITF 99-19, we have historically recorded our revenues and our costs on a gross basis. However, because we adopted EITF 04-13 in the current period, purchased gas sales and volumes have decreased. EITF 04-13 allows for the combining of matching buy/sell transactions, done in contemplation of one another, that were committed to on or after January 1, 2006. The net result for transactions that meet the above criteria are reflected in transportation expense in the current year. Additionally, there are low volumes of gas we purchase from third party producers at market prices less our gathering charge.
     Other costs and expenses decreased due to the following items:

			Dollar	Percentage
	2006	2005	Variance	Change
Well Site General Maintenance	$920	$779	$141	18.1%
Gob Gas Collection Costs	695	708	(13)	(1.8)%
Miscellaneous	527	143	384	268.5%
Land Related	343	226	117	51.8%
Imbalance	(450)	(40)	(410)	(1,025.0)%
Accounts Receivable Securitization Fees	—	520	(520)	(100.0)%

Total Other Costs and Expenses	$2,035	$2,336	$(301)	(12.9)%

     Well site general maintenance costs increased in 2006 due to additional wells being drilled as part of the on-going drilling program.
     Gob gas collection costs decreased in 2006 due to the idling of an affiliated mine, which reduced the amount of gob collection required.
     Miscellaneous costs and expenses increased primarily due to various other transactions that occurred in both periods, none of which were individually material.
     Land related costs have increased in 2006 due to the related costs of additional brokers hired to accelerate our land right of ways and permitting activities in order to secure additional well and pipeline sites in advance of drilling.
     The value of the gas imbalance has shifted because contracted quantities of gas delivered to the pipeline rarely equal physical deliveries to customers. CNX Gas is responsible for monitoring this imbalance and we adjust to contracted volumes as circumstances warrant. This decrease in imbalance cost was offset by corresponding decreases in gas sales revenue.

     Prior to separation from CONSOL Energy in August 2005, CNX Gas sold eligible receivables to a CONSOL Energy subsidiary on a discounted basis. The accounts receivable securitization fees in the prior period represent the discounted portion on the sale of those receivables. CNX Gas is no longer part of this program as of the date of separation.
     Equity in (earnings) loss of affiliates improved in 2006 compared to 2005 as follows:

			Dollar	Percentage
	2006	2005	Variance	Change
Knox Energy	$(742)	$(269)	$(473)	(175.8)%
Coalfield Pipeline	(59)	(3)	(56)	(1,866.7)%
Buchanan Generation	176	53	123	232.1%

Total Equity in (Earnings) Loss of Affiliates	$(625)	$(219)	$(406)	(185.4)%

     Knox Energy had higher earnings in 2006 compared to 2005 primarily due to higher realized prices and additional service revenue.
     Coalfield Pipeline had higher earnings in 2006 compared to 2005 due primarily to additional third party gathering revenues.
     Buchanan Generation’s losses were higher in 2006 compared to 2005 primarily due to the facility running for fewer hours in 2006 compared to 2005.
     General and administrative costs increased to $7,734 in 2006 from $3,706 in 2005 primarily due to the additional costs related to being a separate publicly traded company, additional legal expenses and increased staffing and service costs as a result of the separation of CNX Gas from CONSOL Energy.
     Depreciation, depletion and amortization have increased due to the following items:

			Dollar	Percentage
	2006	2005	Variance	Change
Production	$5,830	$5,235	$595	11.4%
Gathering	3,157	2,877	280	9.7%

Total Depreciation, Depletion and Amortization	$8,987	$8,112	$875	10.8%

     The increase in production related depreciation, depletion and amortization was primarily due to the increase in production period to period. Rates are generally calculated using the net book value of assets at the end of the year divided by either proved or proved developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and increased due to additional assets coming on line in 2006.
     Income Taxes

				Percentage
	2006	2005	Variance	Change
Earnings Before Income Taxes	$62,320	$27,630	$34,690	125.6%
Tax Expense	$24,167	$10,638	$13,529	127.2%
Effective Income Tax Rate	38.8%	38.5%	0.3%
     CNX Gas’ effective tax rate increased in 2006 primarily due to a slight increase in the net effect of state income taxes.

Results of Operations
Six Months Ended June 30, 2006 compared with Six Months Ended June 30, 2005
(Amounts reported in thousands)
Net Income
     Net income changed primarily due to the following items:

			Dollar	Percentage
	2006	2005	Variance	Change
Revenue and Other Income:
Outside Sales	$193,987	$121,197	$72,790	60.1%
Related Party Sales	3,034	3,399	(365)	(10.7)%
Royalty Interest Gas Sales	28,493	18,742	9,751	52.0%
Purchased Gas Sales	32,130	69,257	(37,127)	(53.6)%
Other Income	13,431	4,527	8,904	196.7%

Total Revenue and Other Income	271,075	217,122	53,953	24.8%
Costs and Expenses:
Lifting Costs	14,695	12,180	2,515	20.6%
Gathering and Compression Costs	26,991	19,222	7,769	40.4%
Royalty Interest Gas Costs	23,683	14,463	9,220	63.7%
Purchased Gas Costs	32,751	70,086	(37,335)	(53.3)%
Other	3,864	5,594	(1,730)	(30.9)%
Equity in (Earnings) Loss of Affiliates	(772)	132	(904)	(684.8)%
General and Administrative	14,706	7,472	7,234	96.8%
Depreciation, Depletion and Amortization	17,891	17,212	679	3.9%
Interest Expense	9	—	9	100.0%

Total Costs and Expenses	133,818	146,361	(12,543)	(8.6)%

Earnings Before Income Taxes	137,257	70,761	66,496	94.0%
Income Taxes	53,228	27,243	25,985	95.4%

Net Income	$84,029	$43,518	$40,511	93.1%

     Net income for 2006 was improved primarily due to additional production and increased average sales prices, while also managing costs. The increased revenues were offset, in part, by higher costs attributable to production taxes, firm transportation charges and general and administrative charges.
Revenue and Other Income
     Revenue and other income increased due to the following items:

			Dollar	Percentage
	2006	2005	Variance	Change
Revenue and Other Income:
Outside Sales	$193,987	$121,197	$72,790	60.1%
Related Party Sales	3,034	3,399	(365)	(10.7)%
Royalty Interest Gas Sales	28,493	18,742	9,751	52.0%
Purchased Gas Sales	32,130	69,257	(37,127)	(53.6)%
Other Income	13,431	4,527	8,904	196.7%

Total Revenue and Other Income	271,075	217,122	53,953	24.8%

     The increase in revenue was primarily due to additional production and a higher average sales price per thousand cubic feet in 2006 compared to 2005.

				Percentage
	2006	2005	Variance	Change
Sales Volumes (Bcf)	27.3	23.5	3.8	16.2%
Average Sales Price (per Mcf)	$7.22	$5.31	$1.91	36.0%
     The increase in average sales price is the result of CNX Gas exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, where a large portion of production was locked in at prices lower than the current period market prices. Periodically, CNX Gas enters into physical fixed price gas supply transactions with both gas marketers and end users for terms varying in length. CNX Gas also enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. For the six months ended June 30, 2006, these physical and financial hedges represented approximately 8.3 Bcf of our gas sales volumes at an average price of $7.35 per Mcf, compared to approximately 19.3 Bcf at an average price of $4.94 per Mcf for the six months ended June 30, 2005. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

				Percentage
	2006	2005	Variance	Change
Royalty Interest Sales Volumes (Bcf)	3.7	3.4	0.3	8.8%
Average Sales Price (per Mcf)	$7.71	$5.59	$2.12	37.9%
     Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in average sales price is the result of CNX Gas exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, where a large portion of production was locked in at prices lower than the current period market prices. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

				Percentage
	2006	2005	Variance	Change
Purchased Gas Sales Volumes (Bcf)	4.0	10.2	(6.2)	(60.8)%
Average Sales Price (per Mcf)	$8.11	$6.77	$1.34	19.8%
     Included in purchased gas sales revenue are volumes of gas we simultaneously purchased from and sold to the same counterparties between the segmentation and interruptible pools on TCO pipeline in order to satisfy obligations to certain customers. In accordance with EITF 99-19, we have historically recorded our revenues and our costs on a gross basis. However, because we adopted EITF 04-13 in the current period, purchased gas sales and volumes have decreased. EITF 04-13 allows for the combining of matching buy/sell transactions, done in contemplation of one another, that were committed to on or after January 1, 2006. The net result for transactions that meet the above criteria are reflected in transportation expense in the current year. Additionally, there are low volumes of gas we purchase from third party producers at market prices less our gathering charge, which we then resell.
     Other income consists of insurance settlements, royalty income, third party gathering revenue, interest income and other miscellaneous income:

			Dollar	Percentage
	2006	2005	Variance	Change
Insurance Proceeds	$6,967	$—	$6,967	100.0%
Royalty Income	4,578	3,901	677	17.4%
Interest Income	1,098	—	1,098	100.0%
Third Party Gathering Revenue	666	500	166	33.2%
Other Miscellaneous	122	126	(4)	(3.2)%

Total Other Income	$13,431	$4,527	$8,904	196.7%

     The insurance settlements component of other income consists of business interruption insurance settlements related to a CONSOL Energy mine incident in 2005 which negatively impacted our gas production in that year. Additional settlements may be forthcoming pending final resolution of the claim.

     Royalty income received from third parties is calculated as a percentage of the third parties’ sales price. Royalty income increased slightly in 2006 compared to 2005 as average gas market prices have also increased slightly period to period.
     Interest income increased in 2006, as a result of CNX Gas retaining cash collections as a separate stand alone company. As of the June 30, 2005, CNX Gas was still part of CONSOL Energy and retained no cash resulting in zero interest income.
     Third party gathering revenue has increased due to additional volumes being transported through our gathering systems in 2006 compared to 2005.
     Other miscellaneous income decreased due to various transactions, none of which are individually material throughout both periods.
Costs and Expenses
     Overall, costs and expenses decreased in 2006 primarily due to lower purchased gas costs. However, our operating costs and expenses increased in 2006 and are made up of the following components:

			Dollar	Percentage
	2006	2005	Variance	Change
Costs and Expenses:
Lifting Costs	$14,695	$12,180	$2,515	20.6%
Gathering and Compression Costs	26,991	19,222	7,769	40.4%
Royalty Interest Gas Costs	23,683	14,463	9,220	63.7%
Purchased Gas Costs	32,751	70,086	(37,335)	(53.3)%
Other	3,864	5,594	(1,730)	(30.9)%
Equity in (Earnings) Loss of Affiliates	(772)	132	(904)	(684.8)%
General & Administrative	14,706	7,472	7,234	96.8%
Depreciation, Depletion & Amortization	17,891	17,212	679	3.9%
Interest Expense	9	—	9	100.0%

Total Costs and Expenses	$133,818	$146,361	$(12,543)	(8.6)%

				Percentage
	2006	2005	Variance	Change
Sales Volumes (Bcf)	27.3	23.5	3.8	16.2%
Average Lifting Costs (per Mcf)	$0.54	$0.52	$0.02	3.8%
     Lifting costs per unit sold increased $0.02 per Mcf in the period to period comparison, of which $0.05 per Mcf was due to higher production taxes in 2006 driven by higher realized sales price. Increased production resulted in decreased unit costs for well related maintenance, property taxes, and various other transactions, none of which were individually material, partially offsetting the overall increase in per unit lifting costs.

				Percentage
	2006	2005	Variance	Change
Sales Volumes (Bcf)	27.3	23.5	3.8	16.2%
Average Gathering and Compression Costs (per Mcf)	$0.99	$0.82	$0.17	20.7%
     The increase in gathering and compression costs was attributable to an additional $0.08 per Mcf charge for the purchase of firm transportation capacity on the TCO interstate pipeline. This was acquired to ensure deliverability of our gas as a result of increased demand for pipeline access in the 2006 period. Due to the application of EITF 04-13, the combining of matching buy/sell transactions accounts for an additional $0.08 per Mcf increase in the current period. Although the net costs associated with similar buy/sell transactions were incurred during the prior period, they were not recorded as part of gathering and compression costs. Instead, they were recorded on a gross basis as purchased gas sales and purchased gas costs. Gathering and compression costs have also increased approximately $0.01 per Mcf due to additional power expenses related to both increased megawatt hour rates charged by the power company and the conversion of several compressors from gas powered to electric powered towards the end of the prior year. Gathering and compression unit costs also fluctuated due to various other maintenance related activities, none of which were individually material.

				Percentage
	2006	2005	Variance	Change
Royalty Interest Sales Volumes (Bcf)	3.7	3.4	0.3	8.8%
Average Cost (per Mcf)	$6.41	$4.32	$2.09	48.4%
     Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. Although average market prices period to period are relatively flat, the increase in average cost per unit is the result of CNX Gas exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, where a large portion of production was locked in at prices lower than the current period market prices. Volumes increased as a result of additional wells coming online from our on-going drilling program.

				Percentage
	2006	2005	Variance	Change
Purchased Gas Cost Volumes (Bcf)	4.0	10.2	(6.2)	(60.8)%
Average Purchased Gas Costs (per Mcf)	$8.27	$6.85	$1.42	20.7%
     Included in purchased gas costs are volumes of gas we simultaneously purchased from and sold to the same counterparties between the segmentation and interruptible pools on the Columbia Gas Transmission Corporation (TCO) pipeline in order to satisfy obligations to certain customers. In accordance with EITF 99-19, we have historically recorded our revenues and our costs on a gross basis. EITF 04-13 now allows for the combining of matching buy/sell transactions, done in contemplation of one another, that were committed to on or after January 1, 2006. As a result, purchased gas sales and volumes decreased in the six month period. The net result for transactions that meet the above criteria are reflected in transportation expense in the current period. Additionally, there are low volumes of gas we purchase from third party producers at market prices less our gathering charge.
     Other costs and expenses decreased due to the following items:

			Dollar	Percentage
	2006	2005	Variance	Change
Well Site General Maintenance	$1,800	$1,550	$250	16.1%
Gob Gas Collection Costs	1,384	1,416	(32)	(2.3)%
Land Related	586	465	121	26.0%
Capital Stock & Franchise Tax	273	125	148	118.4%
Miscellaneous	692	65	627	964.6%
Imbalance	(871)	844	(1,715)	(203.2)%
Accounts Receivable Securitization Fees	—	1,129	(1,129)	(100.0)%

Total Other Costs and Expenses	$3,864	$5,594	$(1,730)	(30.9)%

     Well site general maintenance costs increased in 2006 due to additional wells being drilled as part of the on-going drilling program.
     Gob gas collection costs decreased in 2006 due to the idling of an affiliated mine, which reduced the amount of gob collection required.
     Land related costs have increased in 2006 due to the additional brokers hired to accelerate our land right of ways and permitting activities in order to secure additional well and pipeline sites in advance of drilling.
     Capital stock and franchise taxes have increased in 2006 due to the additional net income compared to the 2005 period.
     Miscellaneous costs and expenses increased primarily due to various other transactions that occurred in both periods, none of which were individually material.
     The value of the gas imbalance has shifted because contracted quantities of gas delivered to the pipeline rarely equal physical deliveries to customers. CNX Gas is responsible for monitoring this imbalance and we adjust to contracted volumes as circumstances warrant. This decrease in imbalance cost was offset by corresponding decreases in gas sales revenue.

     Prior to separation from CONSOL Energy in August 2005, CNX Gas sold eligible receivables to a CONSOL Energy subsidiary on a discounted basis. The accounts receivable securitization fees in the prior period represent the discounted portion on the sale of those receivables. CNX Gas is no longer part of this program as of the date of separation.
     Equity in (earnings) loss of affiliates improved in 2006 compared to 2005 as follows:

			Dollar	Percentage
	2006	2005	Variance	Change
Knox Energy	$(1,166)	$8	$(1,174)	(14,675.0)%
Coalfield Pipeline	(4)	(19)	15	78.9%
Buchanan Generation	398	143	255	178.3%

Total Equity in (Earnings) Loss of Affiliates	$(772)	$132	$(904)	(684.8)%

     Knox Energy had earnings in 2006 compared to a loss in 2005 primarily due to higher realized prices and additional service revenue.
     Coalfield Pipeline had lower earnings in 2006 compared to 2005 primarily due to pipeline downtime as a result of upgrading and maintaining the main compressor and an interstate pipeline maintenance related curtailment.
     Buchanan Generation’s losses were higher in 2006 compared to 2005 primarily due to the facility running for fewer hours in 2006 compared to 2005.
     General and administrative costs increased to $14,706 in 2006 from $7,472 in 2005 primarily due to the additional costs related to being a separate publicly traded company, additional legal expenses and increased staffing and service costs as a result of the separation of CNX Gas from CONSOL Energy.
     Depreciation, depletion and amortization have increased due to the following items:

			Dollar	Percentage
	2006	2005	Variance	Change
Production	$11,645	$11,458	$187	1.6%
Gathering	6,246	5,754	492	8.6%

Total Depreciation, Depletion and Amortization	$17,891	$17,212	$679	3.9%

     The increase in production related depreciation, depletion and amortization was primarily due to the increase in production period to period. Rates are generally calculated using the net book value of assets at the end of the year divided by either proved or proved developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and increased due to additional assets coming on line in 2006.
     Income Taxes

				Percentage
	2006	2005	Variance	Change
Earnings Before Income Taxes	$137,257	$70,761	$66,496	94.0%
Tax Expense	$53,228	$27,243	$25,985	95.4%
Effective Income Tax Rate	38.8%	38.5%	0.3%
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
     We believe that cash generated from operations and borrowings under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures other than major acquisitions, and to provide required financial resources for the foreseeable future. Nevertheless, our ability to satisfy our working capital requirements or fund planned capital expenditures will depend upon our future operating performance, which will be affected by prevailing economic conditions in the gas industry and other financial and business factors, some of which are beyond our control.
     We have also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net loss of $14,973, net of $8,899 of deferred tax at June 30, 2006. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the six months ended June 30, 2006.
     Cash Flows (in thousands)

	Year to Date	Year to Date
	2006	2005	Change
Cash provided by operating activities	$126,833	$81,763	$45,070
Cash used in investing activities	$(82,905)	$(39,404)	$(43,501)
Cash provided by (used in) financing activities	$306	$(42,362)	$42,668
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
A bank overdraft, due to the timing of fund transfers between accounts, resulted in cash provided by financing activities in the current period. The prior period balance represents the net effect of all cash transactions done at the parent company level prior to separation.
     Contractual Commitments
     The following is a summary of our significant contractual obligations at June 30, 2006. We estimate payments, net of any applicable reimbursements, related to these items at June 30, 2006 to be as follows:

		Within	1-3	3-5	More than
(In thousands)	Total	1 Year	Years	Years	5 Years
Long Term Debt Obligations	$—	$—	$—	$—	$—
Capital (Finance) Lease Obligations	67,090	6,952	12,345	10,815	36,978
Operating Lease Obligations	4,398	907	1,325	1,325	841
Other Long-Term Liabilities:
Gas Firm Transportation Obligation	19,652	3,431	6,772	5,843	3,606
Other Liabilities (a)	13,248	—	—	—	13,248
Well Plugging Liabilities	8,328	378	756	756	6,438
Pension	332	1	8	35	288
Postretirement Benefits Other than Pension	3,357	5	44	104	3,204

Total Contractual Obligations	$116,405	$11,674	$21,250	$18,878	$64,603

(a)	This item represents legal contingencies reflected on the balance sheet for potential settlements for two of the cases referenced in Note 7 of our quarterly financial statements. Due to the uncertainty surrounding these settlements, it is difficult to predict if and when a payout may take place.
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

FORWARD-LOOKING STATEMENTS
     We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	our business strategy;

•	our financial position;

•	our cash flow and liquidity;

•	declines in the prices we receive for our gas affecting our operating results and cash flow;

•	uncertainties in estimating our gas reserves;

•	replacing our gas reserves;

•	uncertainties in exploring for and producing gas;

•	our inability to obtain additional financing necessary in order to fund our operations, capital expenditures and to meet our other obligations;

•	disruptions, capacity constraints in or other limitations on the pipeline systems which deliver our gas;

•	competition in the gas industry;

•	the availability of personnel and equipment;

•	increased costs;

•	our inability to retain and attract key personnel;

•	our joint venture arrangements;

•	the effects of government regulation and permitting and other legal requirements;

•	legal uncertainties relating to the ownership of CBM;

•	costs associated with perfecting title for gas rights in some of our properties;

•	our need to use unproven technologies to extract CBM in some properties;

•	our relationships and arrangements with CONSOL Energy; and

•	other factors discussed under “Risk Factors” in the 10-K for the year ended December 31, 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In addition to the risks inherent in our operations, CNX Gas is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CNX Gas’ exposure to the risks of changing natural gas prices.
     CNX Gas uses fixed-price contracts and derivative commodity instruments that qualify as cash-flow hedges under Statement of Financial Accounting Standards No. 133, as amended, to minimize exposure to market price volatility in the sale of natural gas. Our risk management policy strictly prohibits the use of derivatives for speculative purposes.
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
     Sensitivity analyses of the incremental effects on pre-tax income for the six months ended June 30, 2006 of a hypothetical 10% and 25% change in natural gas prices for open derivative instruments as of June 30, 2006 are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a
	Hypothetical Price Change of:
	10%	25%
	(In millions)
Natural Gas (1)	$20.0	$46.9

(1)	CNX Gas remains at risk for possible changes in the market value of these derivative instruments, however, such risk should be reduced by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CNX Gas entered into derivative instruments to convert the market prices related to portions of the 2006 through 2008 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pretax income decreases. As of June 30, 2006, the fair value of these contracts was a net loss of $14,973, net of $8,899 deferred tax. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.
Hedging Volumes
As of June 30, 2006, our hedged volumes for the periods indicated are as follows:

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31	Total Year
2006 Fixed Price Volumes
Hedged Mcf	3,654,822	4,619,289	4,670,051	4,050,761	16,994,923
Weighted Average Hedge Price/Mcf	$6.88	$7.73	$7.73	$7.21	$7.42

2007 Fixed Price Volumes
Hedged Mcf	1,827,411	1,847,716	1,868,020	1,868,020	7,411,167
Weighted Average Hedge Price/Mcf	$7.67	$7.67	$7.67	$7.67	$7.67

2008 Fixed Price Volumes
Hedged Mcf	1,847,716	1,847,716	1,868,020	1,868,020	7,431,472
Weighted Average Hedge Price/Mcf	$7.20	$7.20	$7.20	$7.20	$7.20
     CNX Gas is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review.
     All CNX Gas transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

ITEM 4. CONTROLS AND PROCEDURES
               Evaluation of Disclosure Controls and Procedures
     CNX Gas, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that CNX Gas’ disclosure controls and procedures are effective as of June 30, 2006 to ensure that information required to be disclosed by CNX Gas in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
               Changes in Internal Controls Over Financial Reporting.
     There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The second through sixth paragraphs of Note 7 — Commitments and Contingent Liabilities in the notes to the Consolidated Financial Statements included in Part I of this Form 10-Q are incorporated herein by reference.
ITEM 1A. RISK FACTORS
     No material changes from our most recently filed Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   a) The Annual Meeting of Stockholders was held on April 28, 2006.
   b) Brief description of matters voted upon:
(i)	Elected the following persons to serve as directors for a one-year term expiring at the company’s annual meeting of stockholders in 2007 as follows:

Director	Shares Voted For	Shares Withheld
Philip W. Baxter	147,605,853	618,053
James E. Altmeyer, Sr.	146,785,653	1,438,253
Nicholas J. DeIuliis	146,714,758	1,509,148
William J. Lyons	142,684,718	5,539,188
Raj K. Gupta	147,605,853	618,053
J. Brett Harvey	142,684,518	5,539,388
John R. Pipski	147,605,653	618,253
(ii)	Ratified the selection of PricewaterhouseCoopers LLP, as independent registered public accounting firm for the year ended December 31, 2006. The vote was 148,163,828 votes for ratification and 53,804 votes against ratification.
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
10.1	Firm Transportation Agreement, dated as of April 27th, 2006, between CNX Gas Company, LLC, a wholly-owned subsidiary of CNX Gas, and East Tennessee Natural Gas, LLC.

10.2	Firm Lateral Transportation Agreement, dated as of April 27th, 2006, between CNX Gas Company, LLC, a wholly-owned subsidiary of CNX Gas, and East Tennessee Natural Gas, LLC.

10.3	The summary description of the base compensation and short-term incentive opportunities for the executive officers of CNX Gas for 2006 is incorporated herein by reference from Item 1.01 of the Current Report on Form 8-K filed by the CNX Gas on May 1, 2006. *

10.4	The initial election grant of options to purchase common stock of CNX Gas to Joseph T. Williams, upon his election to the Board of Directors on July 10, 2006, is incorporated herein by reference from Item 1.01 of the Current Report on Form 8-K filed by CNX Gas on July 11, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Management compensatory contract or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     Dated: August 2, 2006

CNX Gas Corporation

By:	/s/ Nicholas J. DeIuliis

Nicholas J. DeIuliis
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Gary J. Bench

Gary J. Bench
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1	Firm Transportation Agreement, dated as of April 27th, 2006, between CNX Gas Company, LLC, a wholly-owned subsidiary of CNX Gas, and East Tennessee Natural Gas, LLC.

10.2	Firm Lateral Transportation Agreement, dated as of April 27th, 2006, between CNX Gas Company, LLC, a wholly-owned subsidiary of CNX Gas, and East Tennessee Natural Gas, LLC.

10.3	The summary description of the base compensation and short-term incentive opportunities for the executive officers of CNX Gas for 2006 is incorporated herein by reference from Item 1.01 of the Current Report on Form 8-K filed by the CNX Gas on May 1, 2006. *

10.4	The initial election grant of options to purchase common stock of CNX Gas to Joseph T. Williams, upon his election to the Board of Directors on July 10, 2006, is incorporated herein by reference from Item 1.01 of the Current Report on Form 8-K filed by CNX Gas on July 11, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Management compensatory contract or arrangement.