Form 10-Q
period 2007-03-31
CNX Gas CORP
filed 2007-04-27
CIK 1335793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______
Commission file number: 001-32723

CNX GAS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-3170639
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5 Penn Center West, Suite 401
Pittsburgh, PA 15276
(412) 200-6700

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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of March 31, 2007 is 150,867,825 shares.

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2007	2006
Revenue and Other Income:
Outside Sales	$98,070	$101,793
Related Party Sales	2,191	1,630
Royalty Interest Gas Sales	12,182	15,807
Purchased Gas Sales	1,159	22,352
Other Income	1,530	6,641

Total Revenue and Other Income	115,132	148,223

Costs and Expenses:
Lifting Costs	8,266	8,575
Gathering and Compression Costs	14,468	12,550
Royalty Interest Gas Costs	10,665	13,416
Purchased Gas Costs	1,019	22,765
Other	438	(236)
General and Administrative	13,721	7,305
Depreciation, Depletion and Amortization	12,098	8,904
Interest Expense	1,219	7

Total Costs and Expenses	61,894	73,286

Earnings Before Income Taxes	53,238	74,937
Income Taxes	20,242	29,061

Net Income	$32,996	$45,876

Earnings Per Share:
Basic	$0.22	$0.30

Diluted	$0.22	$0.30

Weighted Average Number of Common Shares Outstanding:
Basic	150,864,825	150,833,334

Dilutive	151,068,089	150,931,545

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$121,327	$107,173
Accounts Receivable:
Trade	44,953	46,062
Net Related Party	—	2,745
Other	2,400	2,291
Derivatives	—	10,548
Deferred Taxes	4,147	—
Other Current Assets	3,731	3,917

Total Current Assets	176,558	172,736
Property, Plant and Equipment, Net	961,959	918,162
Other Assets	10,290	11,820
Investments in Equity Affiliates	53,312	52,283

TOTAL ASSETS	$1,202,119	$1,155,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable
Trade	$27,358	$27,872
Related Parties	162	—
Accrued Royalties Payable	11,911	11,960
Accrued Severance Taxes	2,791	2,576
Accrued Income Taxes	9,626	2,191
Derivatives	8,037	—
Deferred Taxes	—	3,091
Other Current Liabilities	7,436	9,222

Total Current Liabilities	67,321	56,912
Deferred Taxes	128,573	120,008
Capital Lease Obligation	63,222	63,897
Other Liabilities	20,282	15,977
Well Plugging Liabilities	9,604	9,214
Derivatives	8,479	6,465
Postretirement Benefits Other Than Pension	2,355	2,313

Total Liabilities	299,836	274,786

Stockholders’ Equity
Common Stock, $.01 par value; 200,000,000 Shares Authorized, 150,867,825 Issued and Outstanding at March 31, 2007 and 150,864,075 Issued and Outstanding at December 31, 2006	1,508	1,508
Capital in Excess of Par Value	782,796	781,960
Retained Earnings	127,280	94,337
Accumulated Other Comprehensive (Loss) Income	(9,301)	2,410

Total Stockholders’ Equity	902,283	880,215

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,202,119	$1,155,001

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

				Accumulated
		Capital in		Other	Total
	Common	Excess of	Retained	Comprehensive	Stockholders’
	Stock	Par Value	Earnings	Income (Loss)	Equity
Balance at December 31, 2006	$1,508	$781,960	$94,337	$2,410	$880,215
Net Income	—	—	32,996	—	32,996
Gas Cash Flow Hedge (Net of $8,027 tax)	—	—	—	(11,683)	(11,683)

Comprehensive Income (Loss) (a)	—	—	32,996	(11,683)	21,313
FASB Interpretation No. 48 Adoption	—	—	(53)	—	(53)
Stock Options Exercised	—	67	—	—	67
Tax Benefit from Stock Based Compensation	—	5	—	—	5
Amortization of Restricted Stock Unit Grants	—	139	—	—	139
Amortization of Stock Based Compensation Awards	—	625	—	—	625
Actuarial Salary OPEB revaluation (net of $14 tax)	—	—	—	(24)	(24)
Actuarial Pension revaluation (net of $2 tax)	—	—	—	(4)	(4)

Balance at March 31, 2007	$1,508	$782,796	$127,280	$(9,301)	$902,283

(a)	Of the ($11,683) net change in accumulated other comprehensive income (loss) in the period, $2,503 represents hedging gains recognized in net income for the portions of the financial hedges that settled in the current period.
The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2007	2006
Operating Activities:
Net Income	$32,996	$45,876
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	12,098	8,904
Compensation from Restricted Stock Unit Grants	139	—
Compensation from Stock Option Grants	625	471
Deferred Income Taxes	12,527	13,856
Equity in (Earnings) of Affiliates	(207)	(147)
Changes in Operating Assets:
Accounts Receivable	1,000	5,266
Related Party Receivable	2,745	(1,598)
Other Current Assets	186	(53)
Changes in Other Assets	1,530	161
Changes in Operating Liabilities:
Accounts Payable	1,233	(688)
Related Party Liability	162	—
Income Taxes	7,441	11,909
Other Current Liabilities	(1,601)	89
Changes in Other Liabilities	2,026	1,046
Other	219	223

Net Cash Provided by Operating Activities	73,119	85,315

Investing Activities:
Capital Expenditures	(57,535)	(40,177)
Investment in Equity Affiliates	(822)	225

Net Cash Used in Investing Activities	(58,357)	(39,952)

Financing Activities:
Capital Lease Payments	(675)	—
Exercise of Stock Options	67	—

Net Cash Used in Financing Activities	(608)	—

Net Increase in Cash and Cash Equivalents	14,154	45,363
Cash and Cash Equivalents at Beginning of Period	107,173	20,073

Cash and Cash Equivalents at End of Period	$121,327	$65,436

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Note 1—Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for future periods.
     Certain reclassifications of previously reported data have been made to conform to the three months ended March 31, 2007 classifications. With the exception of earnings per share data, we discuss dollars in thousands throughout this Form 10-Q. Unless otherwise noted, we discuss production, per unit revenue, and per unit costs net of any royalty owners’ interest. Unless noted otherwise, production figures are exclusive of production attributable to equity affiliates.
     Effective January 1, 2006, CNX Gas adopted Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business is recorded at fair value or considered a single non-monetary transaction subject to the fair value exception of Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. In general, two or more transactions with the same party are treated as one if they are entered into in contemplation of each other. In accordance with EITF 04-13, CNX Gas has applied this accounting to new or modified agreements after January 1, 2006. Previously, these transactions were recorded on a gross basis. The adoption of EITF 04-13 did not have an impact on net income or cash flows.
     Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with SFAS 123R. The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 479,065 and 12,100 shares of common stock were outstanding for the three month period ending March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.
     The computations for basic and diluted earnings per share are as follows:

	For the Three Months Ended
	March 31,
	2007	2006
Net Income	$32,996	$45,876

Weighted Average Number of Common Shares Outstanding:
Basic	150,864,825	150,833,334
Effect of stock based compensation	203,264	98,211

Dilutive	151,068,089	150,931,545

Earnings per share:
Basic	$0.22	$0.30

Diluted	$0.22	$0.30

Note 2—Pension and Other Postretirement Benefits:
     The components of net periodic benefit costs are as follows:

	For the Three Months Ended March 31,
	Pension		Other Benefits
	2007	2006	2007	2006
Components of Net Periodic Benefit Costs:
Service costs	$65	$70	$31	$23
Interest costs	3	1	35	25
Expected Return on Assets	—	(2)	—	—
Amortization of prior service costs credit	—	—	(43)	(43)
Amortization of (gain) loss	(6)	(3)	5	—

Benefit costs	$62	$66	$28	$5

     As previously disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2006, CNX Gas does not expect to contribute to the other postretirement benefit plan in 2007. We intend to pay benefit claims as they become due. For the period ended March 31, 2007, there were $24 in payments made pursuant to the other postretirement benefit plan.
Note 3—Income Taxes:
     The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CNX Gas’ effective tax rate:

	For the Three Months Ended March 31,
	2007		2006
	Dollars	Rate	Dollars	Rate
Statutory U.S. Federal Income Tax Rate	$18,633	35.0%	$26,228	35.0%
Net Effect of State Income Tax	2,097	3.9%	3,320	4.4%
Other	(488)	(0.9)%	(487)	(0.6)%

Income Tax Expense/Effective Rate	$20,242	38.0%	$29,061	38.8%

     CNX Gas adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of FIN No. 48, CNX Gas recognized approximately a $53 net increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.
     Included in the balance at March 31, 2007 are $3,116 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The effective tax rate for the three months ended March 31, 2007 and 2006 was calculated using the annual effective rate projection on recurring earnings.
     CNX Gas is included in the consolidated federal tax return of CONSOL Energy Inc. Income taxes are calculated as if CNX Gas files a tax return on a separate company basis. With few exceptions, CNX Gas is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (IRS) commenced an examination of CONSOL Energy’s U.S. income tax returns for 2004 and 2005 in 2006 that is anticipated to be completed by the end of 2008. As of March 31, 2007, the IRS has not proposed any significant adjustments relating to any tax position taken by CNX Gas as part of CONSOL Energy’s consolidated return.
     CNX Gas recognizes interest accrued related to unrecognized tax benefits in its interest expense. During the quarter ended March 31, 2007, CNX Gas recognized interest expense of approximately $19. Total FIN No. 48 accrued interest was $112 as of March 31, 2007.
     CNX Gas recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. No penalties have been accrued during the quarter ended March 31, 2007. CNX Gas has historically not paid penalties relating to unrecognized tax benefits.

Note 4—Property, Plant and Equipment:

	March 31,	December 31,
	2007	2006
Surface Lands	$48,601	$37,055
Mineral Interests	55,628	55,623
Wells and Related Equipment	127,424	112,009
Intangible Drilling	406,666	383,605
Gathering Assets	526,344	520,906
Gas Well Plugging	5,979	5,652
Capitalized Internal Software	6,536	6,433

Total Property, Plant and Equipment	1,177,178	1,121,283
Accumulated Depreciation, Depletion and Amortization	(215,219)	(203,121)

Property, Plant and Equipment, Net	$961,959	$918,162

Note 5—Commitments and Contingent Liabilities:
     CNX Gas Company LLC is a party to a case captioned Geomet Operating Company, Inc. and Pocahontas Mining Limited Liability Company v. CNX Gas Company LLC in the Circuit Court for Buchanan County, Virginia (Case No. 337-06). CNX Gas has a coalbed methane gas lease with Pocahontas Mining in southwest Virginia. With the agreement of Pocahontas Mining, GeoMet constructed a pipeline on the property. CNX Gas sought a judicial determination that under the terms of the lease, CNX Gas has the exclusive right to construct and operate pipelines on the property. On April 11, 2007, the Circuit Court granted CNX Gas’ motion for summary judgment against GeoMet, holding from the bench that CNX Gas has exclusive rights to construct and operate pipelines on the property and prohibiting GeoMet from owning, operating, or maintaining its pipeline on the property. The court granted a stay of its order, pending GeoMet’s appeal of the decision to the Virginia Supreme Court. The Circuit Court has not yet entered its formal order on the summary judgment motion. Pocahontas Mining recently amended its complaint to seek rescission or reformation of the lease. The ultimate outcome of this litigation cannot be predicted.
     On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company, a subsidiary of CONSOL Energy, in the Circuit Court for the County of Tazewell, Virginia. The lawsuit alleges that CNX Gas conspired with Island Creek and has violated the Virginia Antitrust Act and has tortiously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. GeoMet seeks injunctive relief, actual damages of $561,000, treble damages and punitive damages in the amount of $350. CNX Gas and Island Creek have filed motions to dismiss all counts. CNX Gas believes this lawsuit to be without merit and intends to vigorously defend it.
     CNX Gas is currently undergoing an audit by Buchanan County, Virginia, local taxing authorities for the tax years 1998 through 2004. To date, the County auditors have completed a review of the 1998 through 2001 period. As of March 31, 2007, we continued to receive requests relating to the 2002 through 2004 period. For each of these years from 1998 through 2004, CNX Gas has filed appropriate returns and has paid applicable license taxes based on wellhead price calculations. The audit is ongoing with no resolution being proposed by Buchanan County as of March 31, 2007. Additionally, on April 29, 2005, Buchanan County, Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a “Motion for Judgment Pursuant to the Declaratory Judgment Act Virginia Code §8.01-184” against us in the Circuit Court of the County of Buchanan (At Law No. CL05000149-00) for the year 2002; the County has since filed and served two substantially similar cases for years 2003 and 2004. The complaint alleges that we failed to properly calculate the amount of license taxes we owed to Buchanan County related to our production and sale of CBM gas in Buchanan County. Buchanan County is seeking a determination by the court that we have calculated, and continue to calculate, the license tax in an improper manner. We have continued to pay Buchanan County taxes based on our method of calculating the taxes. However, we have been accruing an additional liability on our balance sheet in an amount based on the difference between our calculation of the tax and Buchanan County’s calculation. We believe that we have calculated the tax correctly and in accordance with the applicable rules and regulations of Buchanan County and intend to vigorously defend our position. CNX Gas management believes that the final resolution of this matter will not have a material effect on our financial position or results of operations.
     In October 2005, CDX Gas, LLC (CDX) alleged that certain of our vertical to horizontal CBM drilling methods infringe several patents which they own. CDX demanded that we enter into a business arrangement with CDX to use its patented technology. Alternatively, CDX informally demanded a royalty of nine to ten percent of the gross production from the wells we drill utilizing the technology allegedly covered by their patents. We believe that approximately 35 of our producing wells to date could be covered by their claim. We deny all of these allegations and we are vigorously contesting them. On November 14, 2005, we filed a complaint for declaratory judgment in the U.S. District Court for the Western District of Pennsylvania (C.A. No. 05-1574), seeking a judicial determination that we do not infringe any claim of any valid and enforceable CDX patent. CDX filed an answer and counterclaim denying our allegations of invalidity and alleging that we infringe certain claims of their patents. A hearing was held before a Court-appointed Special Master with regard to the scope of the asserted CDX patents and the Special Master’s report and recommendations was adopted by order of the Court on October 13, 2006. As a result of that order and subject to appellate review, certain of our wells may be found to infringe certain of the CDX claims of the patents in suit, if those patents are ultimately determined to be valid and enforceable. The report of CDX’s damages expert suggests that CDX will seek (i) reasonable royalty damages on production from allegedly infringing wells at a royalty rate of 10%, or approximately $1,900 based on projected production through June 2007, and (ii) “lost profits” damages of approximately $23,600 for allegedly infringing wells drilled though August 2006, which assumes that CNX Gas would have no choice but to have entered into a joint operating arrangement with CDX. We believe that there is no valid basis in the law as applied to the facts of this case for this “lost profits” theory. Further, if infringement were to be found of a valid, enforceable claim of a CDX patent, the report of CNX Gas’ damages expert indicates that any potential damages award would be based on a royalty of 5%, or approximately $400. We continue to believe that we do not infringe any properly construed claim of any valid, enforceable patent. We cannot predict the ultimate outcome of this lawsuit; however, CNX Gas management believes that the final resolution of this matter will not have a material effect on our financial position, results of operations, or cash flows.
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
     At March 31, 2007, CNX Gas has provided the following financial guarantees and letters of credit to certain third parties. CNX Gas management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Total
	Amounts	Less Than			Beyond
	Committed	1 Year	1-3 Years	3-5 Years	5 years
Letters of Credit:
Gas	$16,867	$16,695	$172	$—	$—

Total Letters of Credit	$16,867	$16,695	$172	$—	$—
Surety Bonds:
Environmental	$344	$344	$—	$—	$—
Other	20,876	20,876	—	—	—

Total Surety Bonds	$21,220	$21,220	$—	$—	$—
Other:
Firm Transportation	$54,066	$7,387	$14,585	$11,767	$20,327
Guarantees	$20,600	$20,600	$—	$—	$—

Total Guarantees	$74,666	$27,987	$14,585	$11,767	$20,327

Total Commitments	$112,753	$65,902	$14,757	$11,767	$20,327

     As previously disclosed in the notes to our audited consolidated financial statements for the year ended December 31, 2006, CONSOL Energy has also provided certain parental guarantees related to activity associated with CNX Gas. CNX Gas anticipates that these parental guarantees will be transferred from CONSOL Energy to CNX Gas over time. CNX Gas management believes these parental guarantees will also expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.
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
     CNX Gas obtained the issuance of a letter of credit to East Tennessee Natural Gas, LLC to serve as collateral for a fifteen year firm transportation contract for approximately 197,500 Mcf per day on the Jewell Ridge lateral, which had an in-service date of October 2006. The amount of the letter of credit at March 31, 2007 is $15,695.
     On April 15, 2005, CNX Gas has obtained the issuance of a letter of credit to Allegheny Energy Supply Co. to serve as collateral for a period of two years to cover a potential tax liability of $152.
     Surety Bonds
     CNX Gas has issued surety bonds totaling $21,220. CNX Gas guarantees the performance of these obligations.
     Other Guarantees
     CNX Gas is the guarantor of the obligations of a CNX Gas contractor under a loan agreement with Huntington National Bank for $10,000 dated November 27, 2006, an agreement with Saltville Gas Storage Company LLC for $3,600 dated October 26, 2006, an agreement with Constellation Energy Commodities Group, Inc. for $1,000 dated October 9, 2006, and an agreement with AEP for $6,000 dated July 31, 2006.
Note 6—Segment Information:
     The principal activity of CNX Gas is to produce methane gas for sale primarily to gas wholesalers. CNX Gas has two reportable segments: Central Appalachia and Northern Appalachia. During the fourth quarter 2006, management adjusted the manner in which results were internally reported to the chief operating decision maker. As a result of this change, the current period and all prior periods presented have been restated to reflect the way CNX Gas manages its operations and makes business decisions.
     Reportable segment results for the three months ended March 31, 2007 are:

	Central	Northern	Total		Adjustments &
	Appalachia	Appalachia	Gas	Corporate	Eliminations	Consolidated
Sales—outside	$91,836	$6,234	$98,070	$—	$—	$98,070
Sales—related parties	2,178	13	2,191	—	—	2,191
Sales—royalty interest gas	12,148	34	12,182	—	—	12,182
Sales—purchased gas	1,159	—	1,159	—	—	1,159
Other revenue	94	—	94	1,436	—	1,530
Intersegment revenues	19,479	742	20,221	—	(20,221)	—

Total Revenue and Other Income	$126,894	$7,023	$133,917	$1,436	$(20,221)	$115,132

Earnings Before Income Taxes (A)	$52,992	$(853)	$52,139	$1,099	$—	$53,238

Segment assets (B) (C)	$956,931	$99,197	$1,056,128	$145,991	$—	$1,202,119

Depreciation, depletion and amortization	$10,637	$1,461	$12,098	$—	$—	$12,098

Capital expenditures	$38,295	$19,240	$57,535	$—	$—	$57,535

(A)	Includes equity in earnings (loss) of unconsolidated affiliates of $303 and ($96) for Central Appalachia and Corporate segments, respectively. Corporate segment also includes $241 of related bank fees.

(B)	Includes investments in unconsolidated equity affiliates of $28,648 and $24,664 for Central Appalachia and Corporate segments, respectively.

(C)	Includes cash of $121,327 in the Corporate segment.
     Reportable segment results for the three months ended March 31, 2006 are:

	Central	Northern	Total		Adjustments &
	Appalachia	Appalachia	Gas	Corporate	Eliminations	Consolidated
Sales—outside	$95,220	$6,573	$101,793	$—	$—	$101,793
Sales—related parties	1,594	36	1,630	—	—	1,630
Sales—royalty interest gas	15,744	63	15,807	—	—	15,807
Sales—purchased gas	22,352	—	22,352	—	—	22,352
Other revenue	6,260	11	6,271	370	—	6,641
Intersegment revenues	12,818	190	13,008	—	(13,008)	—

Total Revenue and Other Income	$153,988	$6,873	$160,861	$370	$(13,008)	$148,223

Earnings Before Income Taxes (D)	$72,429	$2,603	$75,032	$(95)	$—	$74,937

Segment assets (E) (F)	$788,402	$47,227	$835,629	$90,402	$—	$926,031

Depreciation, depletion and amortization	$8,331	$573	$8,904	$—	$—	$8,904

Capital expenditures	$33,061	$7,116	$40,177	$—	$—	$40,177

(D)	Includes equity in earnings (loss) of unconsolidated affiliates of $369 and ($222) for Central Appalachia and Corporate segments, respectively. Corporate segment also includes $243 of related bank fees.

(E)	Includes investments in unconsolidated equity affiliates of $24,484 and $24,966 for Central Appalachia and Corporate segments, respectively.

(F)	Includes cash of $65,436 in the Corporate segment.
Note 7—Recent Accounting Pronouncements:
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS 115” (SFAS 159). SFAS 159 permits all entities to choose to measure certain eligible assets and liabilities at fair value and would enable entities to mitigate volatility in earnings caused by measuring related assets and liabilities differently. The Statement attempts to improve financial reporting as it establishes presentation and disclosure requirements specific to the fair value method. The required disclosures are aimed at enhancing the comparability of financial information between entities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is permitted provided the entity also elects to apply the provisions of SFAS 157. We do not expect this guidance to have a significant impact on CNX Gas.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures. This Statement was adopted by CNX Gas on December 31, 2006. Additionally, SFAS 158 contains another provision which requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for CNX Gas for its December 31, 2008 year-end. The funded status of CNX Gas’ pension and other postretirement benefit plans are currently measured as of September 30.

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
     Unless the context otherwise requires, “we,” “us,” “our,” “the company” and “CNX Gas” mean CNX Gas Corporation and its consolidated subsidiaries.
Overview
     We are a natural gas exploration, development, production and gathering company with operations in several states in the Appalachian Basin. We primarily are a coalbed methane (CBM) gas producer with industry-leading expertise in this type of gas extraction.
     Effective as of August 8, 2005, we separated our gas business from CONSOL Energy Inc. (CONSOL Energy). The success of our operations substantially depends upon rights we received from CONSOL Energy. As a part of our separation from CONSOL Energy, CONSOL Energy transferred to us various subsidiaries and joint venture interests as well as all of CONSOL Energy’s ownership or rights to CBM and natural gas and certain related surface rights. In addition, CONSOL Energy has given us significant rights to conduct gas production operations associated with their coal mining activity. These rights are not dependent upon any continuing ownership in us by CONSOL Energy. We also have established other agreements with CONSOL Energy under which they will, among other things, provide us certain corporate staff services and coordinate our tax filings.
     CONSOL Energy continues to beneficially own approximately 81.5% of our outstanding common stock, as such CNX Gas’ financial statements are consolidated into CONSOL Energy’s financial statements.
Operations & Outlook
     Relative to expectations, quarterly financial results were adversely affected by two items: production and administrative costs. Company production for the quarter, though setting another average daily record, was 0.6 Bcf below our expectations. The administrative costs were related to legal fees and the company’s ongoing software platform implementation.
     Mountaineer volumes were approximately 0.5 Bcf below expectations due to longer than expected de-watering times at new wells and extended outages at a portion of its Pine Bank processing plant. Pine Bank is currently being upgraded to more efficiently process additional volumes.
     Volumes at Virginia Operations were about 0.1 Bcf below expectations. Production from other areas was higher than expected, but more than offset by the temporary loss of 2 MMcf per day of gas from certain sealed mine areas. CONSOL Energy, in order to improve mine safety, is strengthening the seals at its Buchanan Mine. Construction is estimated to be completed around December 1, at which time CNX Gas will be able to resume production of this shut-in gas.
     During the first quarter, CNX Gas employees worked another quarter without incurring a lost time accident.
     Also during the quarter, CNX Gas drilled 58 wells in its Virginia Operations in Central Appalachia and 10 wells in its Mountaineer play in Northern Appalachia. These figures are exclusive of gob wells.
     In Nittany, CNX Gas’ exploratory coalbed methane play in central Pennsylvania, two vertical test wells have been drilled. The lower two zones in both wells has been fraced. The gas has been tested and found to be of pipeline quality, with a Btu content slightly in excess of 1,000 per cubic foot and a CO2 content of less than 1.2%. Flow rates are confirming our expectations and drilling costs have been lower than we projected. Forty-two drill sites at Nittany have been acquired.
     CNX Gas has begun implementing the infrastructure construction plans for Nittany. CNX Gas will also be filing for the drilling permits for the remaining eight wells in our original 2007 program.

     In Cardinal, CNX Gas’ New Albany shale play in western Kentucky, three vertical wells are drilled to total depth of approximately 4,000 feet and fraced. CNX Gas has been taking sidewall core samples into the shale formation within the expected 300-foot pay zone. These samples are now being analyzed. CNX Gas expects to announce preliminary results from Cardinal at the end of the third quarter.
     CNX Gas is maintaining its 2007 production guidance at 64 Bcf, despite the company being 0.6 Bcf short of the first quarter internal production estimate. If existing conditions continue, total 2007 production could be as much as 2.5 Bcf below the current guidance. Recently, CNX Gas has seen improvement at its Pine Bank processing plant in Mountaineer, and with a scheduled upgrade in May, CNX Gas may see a further increase in availability. The company also believes that follow-on wells in these new areas of Mountaineer may not require abnormal de-watering times. There could also be other opportunities to make up any shortfall, including some possible production from Nittany.
     Production in 2008 could be positively impacted by the extended de-watering of wells in Mountaineer. Wells decline the longer they produce, therefore delayed wells will not be as far down their decline curves in 2008 as originally thought.
     In 2007, CNX Gas continues to expect to drill 278 wells in its Virginia Operations, 57 in Mountaineer, eight in Nittany, and three in Cardinal, for a total of 346 in its four major active areas. Another 55 wells are expected to be drilled in other areas, for an expected company total of 401.
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
Results of Operations
Three Months Ended March 31, 2007 compared with Three Months Ended March 31, 2006
(Amounts reported in thousands)
Net Income
     Net income changed primarily due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Revenue and Other Income:
Outside Sales	$98,070	$101,793	$(3,723)	(3.7)%
Related Party Sales	2,191	1,630	561	34.4%
Royalty Interest Gas Sales	12,182	15,807	(3,625)	(22.9)%
Purchased Gas Sales	1,159	22,352	(21,193)	(94.8)%
Other Income	1,530	6,641	(5,111)	(77.0)%

Total Revenue and Other Income	115,132	148,223	(33,091)	(22.3)%

Costs and Expenses:
Lifting Costs	8,266	8,575	(309)	(3.6)%
Gathering and Compression Costs	14,468	12,550	1,918	15.3%
Royalty Interest Gas Costs	10,665	13,416	(2,751)	(20.5)%
Purchased Gas Costs	1,019	22,765	(21,746)	(95.5)%
Other	438	(236)	674	285.6%
General and Administrative	13,721	7,305	6,416	87.8%
Depreciation, Depletion and Amortization	12,098	8,904	3,194	35.9%
Interest Expense	1,219	7	1,212	17,314.3%

Total Costs and Expenses	61,894	73,286	(11,392)	(15.5)%

Earnings Before Income Taxes	53,238	74,937	(21,699)	(29.0)%
Income Taxes	20,242	29,061	(8,819)	(30.3)%

Net Income	$32,996	$45,876	$(12,880)	(28.1)%

     Net income for 2007 was lower primarily due to lower average sales prices and higher costs, despite higher production in the quarter.
Revenue and Other Income
     Revenue and other income decreased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Revenue and Other Income:
Outside Sales	$98,070	$101,793	$(3,723)	(3.7)%
Related Party Sales	2,191	1,630	561	34.4%
Royalty Interest Gas Sales	12,182	15,807	(3,625)	(22.9)%
Purchased Gas Sales	1,159	22,352	(21,193)	(94.8)%
Other Income	1,530	6,641	(5,111)	(77.0)%

Total Revenue and Other Income	$115,132	$148,223	$(33,091)	(22.3)%

     The decrease in total revenue and other income was primarily due to the accounting change related to purchased gas sales. Outside, related party, and royalty interest gas sales as a whole have decreased due to lower average sales price per thousand cubic feet in 2007 compared to 2006.

				Percentage
	2007	2006	Variance	Change
Sales Volumes (Bcf)	14.2	13.6	0.6	4.4%
Average Sales Price (per Mcf)	$7.04	$7.62	$(0.58)	(7.6)%
     The decrease in average sales price is the result of the majority of CNX Gas sales being exposed to market prices, which were lower in the current period as compared to the prior period. However, CNX Gas periodically enters into various gas swap transactions that qualify as financial cash flow hedges for terms varying in length. These gas swap transactions exist parallel to the underlying physical transactions. For the three months ended March 31, 2007, these financial hedges represented approximately 3.2 Bcf of gas sales volumes at an average price of $7.77 per Mcf, compared to approximately 3.7 Bcf at an average price of $6.88 per Mcf for the three months ended March 31, 2006. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

				Percentage
	2007	2006	Variance	Change
Royalty Interest Sales Volumes (Bcf)	1.8	1.8	0.0	0.0%
Average Sales Price (per Mcf)	$6.62	$8.61	$(1.99)	(23.1)%
     Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The average sales price variance is a result of the majority of CNX Gas sales being exposed to market prices, which were lower in the current period as compared to the prior period.

				Percentage
	2007	2006	Variance	Change
Purchased Gas Sales Volumes (Bcf)	0.2	2.5	(2.3)	(92.0)%
Average Sales Price (per Mcf)	$7.14	$8.99	$(1.85)	(20.6)%
     Purchase gas sales volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering and marketing fees. In the 2006 period, purchased gas sales and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. As these contracts began to expire throughout 2006 they were reflected in transportation expense.

     Other income consists of the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Insurance Settlements	$—	$3,007	$(3,007)	(100.0)%
Royalty Income	—	2,885	(2,885)	(100.0)%
Interest Income	1,436	370	1,066	288.1%
Third Party Gathering Revenue	36	323	(287)	(88.9)%
Other Miscellaneous	58	56	2	3.6%

Total Other Income	$1,530	$6,641	$(5,111)	(77.0)%

     In the prior year, the insurance settlements component of other income consisted of business interruption insurance proceeds related to a CONSOL Energy mine incident in 2005 which negatively impacted our gas production in that year.
     Royalty income received from third parties, which is calculated as a percentage of the third parties’ sales price, is now classified in outside sales. In the prior period the volumes were not available nor were they considered in the prior period reserve report. In the current period these volumes are included in both sales production and reserves.
     Interest income increased in 2007, as a result of a $55,891 increase to the cash balance from the prior period.
Costs and Expenses
     Overall, costs and expenses decreased in 2007 primarily due to the accounting change related to purchased gas costs and are made up of the following components:

			Dollar	Percentage
	2007	2006	Variance	Change
Costs and Expenses:
Lifting Costs	$8,266	$8,575	$(309)	(3.6)%
Gathering and Compression Costs	14,468	12,550	1,918	15.3%
Royalty Interest Gas Costs	10,665	13,416	(2,751)	(20.5)%
Purchased Gas Costs	1,019	22,765	(21,746)	(95.5)%
Other	438	(236)	674	285.6%
General and Administrative	13,721	7,305	6,416	87.8%
Depreciation, Depletion and Amortization	12,098	8,904	3,194	35.9%
Interest Expense	1,219	7	1,212	17,314.3%

Total Costs and Expenses	$61,894	$73,286	$(11,392)	(15.5)%

				Percentage
	2007	2006	Variance	Change
Sales Volumes (Bcf)	14.2	13.6	0.6	4.4%
Average Lifting Costs (per Mcf)	$0.58	$0.63	$(0.05)	(7.9)%
     Lifting costs per unit sold decreased primarily due to reduced severance taxes as a result of lower market prices in the period to period comparison.

				Percentage
	2007	2006	Variance	Change
Sales Volumes (Bcf)	14.2	13.6	0.6	4.4%
Average Gathering and Compression Costs (per Mcf)	$1.02	$0.92	$0.10	10.9%
     The increase in gathering and compression costs was attributable to additional maintenance and compressor costs, pipeline freeze up prevention costs, and additional power expenses related to increased megawatt hour rates charged by the power company. These increases were offset by lower firm transportation costs due to the in-service of the Jewell Ridge lateral in October 2006.

				Percentage
	2007	2006	Variance	Change
Royalty Interest Sales Volumes (Bcf)	1.8	1.8	0.0	0.0%
Average Cost (per Mcf)	$5.79	$7.31	$(1.52)	(20.8)%
     Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The average sales price variance is a result of the majority of CNX Gas sales being exposed to market prices, which were lower in the current period as compared to the prior period.

				Percentage
	2007	2006	Variance	Change
Purchased Gas Sales Volumes (Bcf)	0.2	2.5	(2.3)	(92.0)%
Average Purchased Gas Costs (per Mcf)	$6.28	$9.16	$(2.88)	(31.4)%
     Purchase gas sales volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering and marketing fees. In the 2006 period, purchased gas sales and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. As these contracts began to expire throughout 2006 they were reflected in transportation expense.
     Other costs and expenses increased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Exploration	$462	$332	$130	39.2%
Imbalance	183	(421)	604	143.5%
Equity in (Earnings) of Affiliates	(207)	(147)	(60)	(40.8)%

Total Other Costs and Expenses	$438	$(236)	$674	285.6%

     Higher delay rentals have increased exploration costs period over period. However, other costs have increased primarily as a result of the shift in the value of the gas imbalance. The imbalance has shifted from an over-delivered position in 2006 to an under-delivered position in 2007, and therefore resulted in expense for 2007 compared to income in 2006. Because contracted quantities of gas delivered to the pipeline rarely equal physical deliveries to customers, CNX Gas is responsible for monitoring this imbalance and adjusting contracted volumes as circumstances warrant. This increase in imbalance cost was offset by a corresponding increase in gas sales revenue. Additionally, equity in (earnings) of affiliates improved by $60 in 2007 compared to 2006, primarily due to additional service revenue from our Knox Energy joint venture and a lower loss in the Buchanan Generation joint venture.
     General and administrative costs increased to $13,721 in 2007 from $7,305 in 2006 primarily due to additional litigation costs, consulting costs associated with our new integrated software implementation, and the continued increase in staffing as a result of the separation of CNX Gas from CONSOL Energy.
     Depreciation, depletion and amortization have increased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Production	$7,568	$5,812	$1,756	30.2%
Gathering	4,530	3,092	1,438	46.5%

Total Depreciation, Depletion and Amortization	$12,098	$8,904	$3,194	35.9%

     The increase in production-related depreciation, depletion and amortization was primarily due to the increase in units of production rates period to period. These rates, which are recalculated annually, increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and increased primarily as a result of the capital lease treatment of the Jewell Ridge lateral, which went into service in October of 2006.

Income Taxes

				Percentage
	2007	2006	Variance	Change
Earnings Before Income Taxes	$53,238	$74,937	$(21,699)	(29.0)%
Tax Expense	$20,242	$29,061	$(8,819)	(30.3)%
Effective Income Tax Rate	38.0%	38.8%	(0.8)%
     CNX Gas’ effective tax rate decreased in 2007 primarily due to a slight decrease in the net effect of state income taxes and the impact of the manufacturer’s deduction.
Liquidity and Capital Resources
     We intend to satisfy our future working capital requirements and fund our capital expenditures with cash from operations and if necessary, our $200,000 credit facility. The credit agreement provides for a revolving credit facility in an initial aggregate outstanding principal amount of up to $200,000 (with the ability to request an increase in the aggregate outstanding principal amount up to $300,000), including borrowings and letters of credit. We may use borrowings under the credit agreement for general corporate purposes, including transaction fees, letters of credit, acquisitions, capital expenditures and working capital. No borrowings are outstanding under our credit facility at March 31, 2007.
     CNX Gas and our subsidiaries guarantee CONSOL Energy’s 7.875% notes due March 1, 2012 in the principal amount of approximately $250,000. In addition, if CNX Gas were to grant liens to a lender as part of a future borrowing, the indenture and the agreement governing CONSOL Energy’s 8.25% medium term notes due June 1, 2007 in the principal amount of $45,000 would require CNX Gas to ratably secure both the 7.875% notes and the 8.25% medium term notes.
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
     We have also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net liability of $16,516 at March 31, 2007. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the three months ended March 31, 2007.
Cash Flows

	Year to Date	Year to Date
	2007	2006	Change
Cash provided by operating activities	$73,119	$85,315	$(12,196)
Cash used in investing activities	$(58,357)	$(39,952)	$(18,405)
Cash used in financing activities	$(608)	$—	$(608)
•	Cash provided by operating activities decreased primarily as a result of lower average sales prices impacting net income as previously discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Cash used in investing activities increased primarily due to our expanded capital program.

•	Cash used in financing activities increased due to the Jewell Ridge capital lease payments.

Contractual Commitments
     The following is a summary of our significant contractual obligations at March 31, 2007. We estimate payments, net of any applicable reimbursements, related to these items at March 31, 2007 to be as follows:

		Within	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt Obligations	$—	$—	$—	$—	$—
Capital (Finance) Lease Obligations (a)	65,844	2,622	5,857	6,783	50,582
Operating Lease Obligations	6,438	1,256	2,202	1,810	1,170
Other Long-Term Liabilities:
Gas Firm Transportation Obligation	54,066	7,387	14,585	11,767	20,327
Other Liabilities (b)	14,358	—	—	—	14,358
Well Plugging Liabilities	9,604	401	801	801	7,601
Pension	257	3	13	23	218
Postretirement Benefits Other than Pension	2,366	11	68	154	2,133

Total Contractual Obligations (c)	$152,933	$11,680	$23,526	$21,338	$96,389

(a)	In conjunction with the completion of the Jewell Ridge lateral in October 2006, CNX Gas entered into a 15 year firm transportation agreement with East Tennessee Natural Gas (ETNG), a subsidiary of Spectra Energy, at pre-determined fixed rates. The present value of our payments under this firm transportation agreement is approximately $66 million. In addition to providing us with transportation flexibility, the Jewell Ridge lateral will provide access for our production to alternate and growing Southeastern and East Coast markets.

(b)	This item represents legal contingencies reflected on the balance sheet for potential settlements for two of the cases referenced in Note 5 of our quarterly financial statements. Due to the uncertainty surrounding these settlements, it is difficult to predict if and when a payout may take place.

(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.
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
FORWARD-LOOKING STATEMENTS
     We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	our business strategy;

•	our financial position, cash flow, and liquidity;

•	declines in the prices we receive for our gas affecting our operating results and cash flow;

•	uncertainties in estimating our gas reserves and replacing our gas reserves;

•	uncertainties in exploring for and producing gas;

•	our inability to obtain additional financing necessary in order to fund our operations, capital expenditures and to meet our other obligations;

•	disruptions to capacity constraints in or other limitations on the pipeline systems which deliver our gas;

•	competition in the gas industry;

•	the availability of personnel and equipment, including our inability to retain and attract key personnel;

•	increased costs;

•	the effects of government regulation and permitting and other legal requirements;

•	legal uncertainties relating to the ownership of the coalbed methane state, and costs associated with perfecting title for gas rights in some of our properties;

•	litigation concerning real property rights, intellectual property rights, and royalty calculations;

•	our relationships and arrangements with CONSOL Energy; and

•	other factors discussed under “Risk Factors” in the 10-K for the year ended December 31, 2006.
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
     For a summary of accounting policies related to derivative instruments, see Note 1 of the notes to the consolidated annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

     Sensitivity analyses of the incremental effects on future pre-tax income of a hypothetical 10% and 25% increase in natural gas prices for open derivative instruments as of March 31, 2007 are provided in the following table:

	Incremental decrease in pre-tax income assuming a
	Hypothetical price increase of:
	10%	25%
	(In millions)
Natural Gas (1)	$17.4	$41.0

(1)	CNX Gas remains at risk for possible changes in the market value of these derivative instruments, however, such risk should be reduced by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CNX Gas entered into derivative instruments to convert the market prices related to portions of the 2007 through 2009 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pretax income decreases. As of March 31, 2007, the fair value of these contracts was a net loss of $10,082 (net of $6,434 deferred tax). We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.
Hedging Volumes
     As of April 20, 2007, our hedged volumes for the periods indicated are as follows:

	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	March 31	June 30	September 30	December 31	Total Year
2007 Fixed Price Volumes
Hedged Mcf	3,247,423	4,690,722	4,742,268	4,742,268	17,422,681
Weighted Average Hedge Price/Mcf	$7.77	$8.00	$8.00	$8.00	$7.96
2008 Fixed Price Volumes
Hedged Mcf	4,690,722	4,690,722	4,742,268	4,742,268	18,865,980
Weighted Average Hedge Price/Mcf	$8.19	$8.00	$8.07	$8.07	$8.08
2009 Fixed Price Volumes
Hedged Mcf	2,783,505	—	—	—	2,783,505
Weighted Average Hedge Price/Mcf	$8.72	$—	$—	$—	$8.72
     CNX Gas is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review.
     All CNX Gas transactions are denominated in U.S. dollars, and, as a result, we do not have any exposure to currency exchange-rate risks.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     CNX Gas, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that CNX Gas’ disclosure controls and procedures are effective as of March 31, 2007 to ensure that information required to be disclosed by CNX Gas in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Controls Over Financial Reporting.
     There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The first through seventh paragraphs of Note 5 — Commitments and Contingent Liabilities in the notes to the Consolidated Financial Statements included in Part I of this Form 10-Q are incorporated herein by reference.
ITEM 1A. RISK FACTORS
     No material changes from our most recently filed Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

10.1	Offer letter of Mark D. Gibbons is incorporated by reference from the company’s Current Report on Form 8-K filed on January 26, 2007, wherein it appeared as exhibit 10.1

10.2	Description of CNX Gas 2007 Short-term incentive program is incorporated by reference from the company’s Current Report on Form 8-K filed on March 1, 2006.

10.3	Transfer Agreement dated as of January 24, 2007, between the registrant and Gary J. Bench.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: April 27, 2007

CNX Gas Corporation
By:	/s/ Nicholas J. DeIuliis
Nicholas J. DeIuliis
President and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Mark D. Gibbons
Mark D. Gibbons
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1	Offer letter of Mark D. Gibbons is incorporated by reference from the company’s Current Report on Form 8-K filed on January 26, 2007, wherein it appeared as exhibit 10.1

10.2	Description of CNX Gas 2007 Short-term incentive program is incorporated by reference from the company’s Current Report on Form 8-K filed on March 1, 2006.

10.3	Transfer Agreement dated as of January 24, 2007, between the registrant and Gary J. Bench.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.