Form 10-Q
period 2007-06-30
CNX Gas CORP
filed 2007-07-31
CIK 1335793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
Commission file number: 001-32723

CNX GAS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-3170639
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5 Penn Center West, Suite 401
Pittsburgh, PA 15276-0102
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of June 30, 2007 is 150,875,426 shares.

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue and Other Income:
Outside Sales	$112,296	$92,194	$210,393	$193,987
Related Party Sales	2,410	1,404	4,601	3,034
Royalty Interest Gas Sales	14,484	12,686	26,666	28,493
Purchased Gas Sales	1,317	9,778	2,476	32,130
Other Income	2,964	6,790	4,467	13,431

Total Revenue and Other Income
	133,471	122,852	248,603	271,075

Costs and Expenses:
Lifting Costs	8,763	7,765	17,029	16,340
Gathering and Compression Costs	16,842	15,825	31,310	28,375
Royalty Interest Gas Costs	12,528	10,267	23,193	23,683
Purchased Gas Costs	1,473	9,986	2,492	32,751
Other	1,153	(2)	1,591	(238)
General and Administrative	12,555	7,702	26,276	15,007
Depreciation, Depletion and Amortization	11,979	8,987	24,077	17,891
Interest Expense	1,246	2	2,465	9

Total Costs and Expenses	66,539	60,532	128,433	133,818

Earnings Before Income Taxes	66,932	62,320	120,170	137,257
Income Taxes	25,444	24,167	45,686	53,228

Net Income	$41,488	$38,153	$74,484	$84,029

Earnings per share:
Basic	$0.27	$0.25	$0.49	$0.56

Diluted	$0.27	$0.25	$0.49	$0.56

Weighted Average Number of Common Shares Outstanding:
Basic	150,870,810	150,833,334	150,867,834	150,833,334

Dilutive	151,145,174	151,060,061	151,107,413	151,004,996

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$60,028	$107,173
Accounts Receivable:
Trade	41,426	46,062
Net Related Party	1,541	2,745
Other	2,350	2,291
Derivatives	4,781	10,548
Other Current Assets	2,070	3,917

Total Current Assets	112,196	172,736
Property, Plant and Equipment, Net	1,085,224	918,162
Other Assets	9,646	11,820
Investments in Equity Affiliates	53,472	52,283

TOTAL ASSETS	$1,260,538	$1,155,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$15,288	$27,872
Accrued Royalties Payable	13,079	11,960
Accrued Severance Taxes	3,152	2,576
Accrued Income Taxes	8,887	2,191
Deferred Taxes	859	3,091
Other Current Liabilities	12,330	9,222

Total Current Liabilities	53,595	56,912
Long-Term Debt:
Long-Term Debt (Note 6)	4,142	—

Total Long-Term Debt	4,142	—
Deferred Credits and Other Liabilities:
Deferred Taxes	145,927	120,008
Capital Lease Obligation	62,536	63,897
Other Liabilities	29,263	15,977
Well Plugging Liabilities	3,351	9,214
Derivatives	4,285	6,465
Postretirement Benefits Other Than Pension	2,398	2,313

Total Deferred Credits and Other Liabilities	247,760	217,874

Total Liabilities	305,497	274,786

Stockholders’ Equity
Common Stock, $.01 par value; 200,000,000 Shares Authorized, 150,875,426 Issued and Outstanding at June 30, 2007 and 150,864,075 Issued and Outstanding at December 31, 2006	1,508	1,508
Capital in Excess of Par Value	783,734	781,960
Retained Earnings	168,768	94,337
Accumulated Other Comprehensive Income	1,031	2,410

Total Stockholders’Equity	955,041	880,215

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,260,538	$1,155,001

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

				Accumulated
		Capital in		Other	Total
	Common	Excess of	Retained	Comprehensive	Stockholders’
	Stock	Par Value	Earnings	Income (Loss)	Equity
Balance at December 31, 2006	$1,508	$781,960	$94,337	$2,410	$880,215
Net Income	—	—	74,484	—	74,484
Gas Cash Flow Hedge (Net of $1,399 tax)	—	—	—	(1,326)	(1,326)

Comprehensive Income (Loss) (a)	—	—	74,484	(1,326)	73,158
FASB Interpretation No. 48 Adoption	—	—	(53)	—	(53)
Stock Options Exercised	—	164	—	—	164
Tax Benefit from Stock Based Compensation	—	26	—	—	26
Amortization of Restricted Stock Unit Grants	—	301	—	—	301
Amortization of Stock Based Compensation Awards	—	1,283	—	—	1,283
Actuarial Salary OPEB revaluation (net of $30 tax)	—	—	—	(46)	(46)
Actuarial Pension revaluation (net of $4 tax)	—	—	—	(7)	(7)

Balance at June 30, 2007	$1,508	$783,734	$168,768	$1,031	$955,041

(a)	Of the ($1,326) net change in accumulated other comprehensive income (loss) in the period, $4,030 represents hedging gains recognized in net income for the portions of the financial hedges that settled in the current period.
The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2007	2006
Operating Activities:
Net Income	$74,484	$84,029
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities: Depreciation, Depletion and Amortization	24,077	17,891
Compensation from Restricted Stock Unit Grants	301	258
Compensation from Stock Option Grants	1,283	945
Deferred Income Taxes	28,275	25,379
Equity in (Earnings) of Affiliates	(403)	(772)
Changes in Operating Assets:
Accounts Receivable	4,577	12,485
Related Party Receivable	1,204	(2,790)
Other Current Assets	1,847	56
Changes in Other Assets	2,174	(61)
Changes in Operating Liabilities:
Accounts Payable	(9,326)	(11,176)
Income Taxes	6,722	(449)
Other Current Liabilities	2,893	(758)
Changes in Other Liabilities	1,824	1,511
Other	672	285

Net Cash Provided by Operating Activities	140,604	126,833

Investing Activities:
Capital Expenditures	(125,442)	(83,009)
Acquisition of Mineral Rights	(60,488)	—
Capital Expenditures of Variable Interest Entity	(5,973)	—
Investment in Equity Affiliates	(786)	104
Proceeds From Sales of Assets	40	—

Net Cash (Used in) Investing Activities	(192,649)	(82,905)

Financing Activities:
Capital Lease Payments	(1,263)	—
Proceeds from Debt of Variable Interest Entity	5,973	—
Short-Term Loan	—	306
Exercise of Stock Options	164	—
Tax Benefit from Stock Based Compensation	26	—

Net Cash Provided by Financing Activities	4,900	306

Net (Decrease) Increase in Cash and Cash Equivalents	(47,145)	44,234
Cash and Cash Equivalents at Beginning of Period	107,173	20,073

Cash and Cash Equivalents at End of Period	$60,028	$64,307

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Note 1—Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for future periods.
     Certain reclassifications of previously reported data have been made to conform to the three and six months ended June 30, 2007 classifications. Unless otherwise noted, we discuss dollars in thousands throughout this Form 10-Q. Unless otherwise noted, we discuss production, per unit revenues, and per unit costs net of any royalty owners’ interest. Unless noted otherwise, production figures are exclusive of production attributable to equity affiliates.
     The consolidated financial statements of CNX Gas include the accounts of majority-owned and controlled subsidiaries. As defined by the FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51,” and related interpretations, the accounts of variable interest entities (VIEs) where CNX Gas is the primary beneficiary are included in the consolidated financial statements. We are the primary beneficiary of one variable interest entity, a third party drilling contractor, where CNX Gas guarantees the debt and is the sole customer of that entity. For further information regarding this VIE, see our disclosures within Note 6 — Commitments and Contingencies. Investments in business entities in which CNX Gas does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.
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
     Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include the effect of dilutive potential common shares outstanding during the period as calculated in accordance with Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (SFAS 123R). The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 477,306 and 454,381 shares of common stock were outstanding for the three month period ending June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

     The computations for basic and diluted earnings per share are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income	$41,488	$38,153	$74,484	$84,029

Weighted Average Number of Common Shares Outstanding:
Basic	150,870,810	150,833,334	150,867,834	150,833,334
Effect of stock based compensation	274,364	226,727	239,579	171,662

Dilutive	151,145,174	151,060,061	151,107,413	151,004,996

Earnings per share:
Basic	$0.27	$0.25	$0.49	$0.56

Diluted	$0.27	$0.25	$0.49	$0.56

Note 2—Acquisitions:
     In April 2007, CNX Gas acquired by lease 20,000 acres in southwestern Pennsylvania from a subsidiary of Massey Energy Company. The acreage has no proved gas reserves and is in close proximity to our Mountaineer and Nittany plays. Under the agreement, CNX Gas and the Massey subsidiary will jointly develop the property, with CNX Gas serving as the operator and majority interest partner.
     In May 2007, CNX Gas acquired by lease approximately 70,000 acres of oil and gas reserves in Western Kentucky from a subsidiary of Atmos Energy Corporation and Teal Royalties LLC. The acreage has no proved gas reserves and is in close proximity to our existing acreage in the New Albany Shale.
     In June 2007, CNX Gas entered into a three-way transaction with Peabody Energy and majority shareholder CONSOL Energy Inc. (CONSOL or CONSOL Energy) to acquire certain oil and gas, coalbed methane, and other gas interests. Pursuant to the transaction, CNX Gas acquired certain coal assets from CONSOL for $45,000 cash, plus a future payment with an estimated present value of $6,500, which we approximate to be the fair value of the assets. CNX Gas then exchanged those assets plus $15,000 cash for Peabody’s oil and gas, coalbed methane, and other gas rights to approximately 1,037,000 acres, including 654,000 in the Illinois Basin, 153,000 acres in Northern Appalachia, 171,000 acres in the San Juan Basin, 47,000 acres in the Powder River Basin, and 12,000 acres in the Rockies. This acreage has no proved gas reserves.
Note 3—Pension and Other Postretirement Benefits:
     The components of net periodic benefit costs are as follows:

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	Pension		Other Benefits		Pension		Other Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Costs:
Service costs	$65	$70	$31	$23	$130	$140	$62	$46
Interest costs	3	1	35	25	6	2	70	50
Expected return on assets	—	(2)	—	—	1	(4)	—	—
Amortization of prior service costs credit	—	—	(43)	(43)	—	—	(86)	(86)
Amortization of (gain) loss	(6)	(3)	5	—	(12)	(6)	10	—

Benefit costs	$62	$66	$28	$5	$125	$132	$56	$10

     As previously disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2006, CNX Gas does not expect to contribute to the other postretirement benefit plan in 2007. We intend to pay benefit claims as they become due. For the three and six month periods ended June 30, 2007, there were $27 and $51 in payments made pursuant to the other postretirement benefit plan. For the three and six month periods ended June 30, 2007, there were $47 in payments made pursuant to the pension plan.

Note 4—Income Taxes:
     The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CNX Gas’ effective tax rate:

	For the Six Months Ended June 30,
	2007		2006
	Dollars	Rate	Dollars	Rate
Statutory U.S. Federal Income Tax Rate	$42,060	35.0%	$48,040	35.0%
Net Effect of State Income Tax	4,733	3.9%	6,080	4.4%
Other	(1,107)	(0.9)%	(892)	(0.6)%

Income Tax Expense/Effective Rate	$45,686	38.0%	$53,228	38.8%

     CNX Gas adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of FIN No. 48, CNX Gas recognized approximately a $53 net increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of June 30, 2007, CNX Gas does not anticipate a significant change in our uncertain tax positions.
     Included in the balance at June 30, 2007 are $3,116 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The effective tax rate for the six months ended June 30, 2007 and 2006 was calculated using the annual effective rate projection on recurring earnings.
     CNX Gas is included in the consolidated federal tax return of CONSOL Energy Income taxes are calculated as if CNX Gas files a tax return on a separate company basis. With few exceptions, CNX Gas is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (IRS) commenced an examination of CONSOL Energy’s U.S. income tax returns for 2004 and 2005 in 2006 that is anticipated to be completed by the end of 2008. As of June 30, 2007, the IRS has not proposed any significant adjustments relating to any tax position taken by CNX Gas as part of CONSOL Energy’s consolidated return.
     CNX Gas recognizes interest accrued related to unrecognized tax benefits in its interest expense. For the six month period ended June 30, 2007, CNX Gas recognized interest expense of approximately $38. Total FIN No. 48 accrued interest was $131 as of June 30, 2007.
     CNX Gas recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. No penalties have been accrued during the quarter ended June 30, 2007. CNX Gas has historically not paid penalties relating to unrecognized tax benefits.
Note 5—Property, Plant and Equipment:

	June 30,	December 31,
	2007	2006
Leasehold Improvements	$783	$—
Surface Lands	55,931	37,055
Mineral Interests	124,969	55,623
Wells and Related Equipment	131,726	112,009
Intangible Drilling	438,098	383,605
Gathering Assets	552,814	520,906
Gas Well Plugging	371	5,652
Capitalized Internal Software	6,536	6,433

Total Property, Plant and Equipment	1,311,228	1,121,283
Accumulated Depreciation, Depletion and Amortization	(226,004)	(203,121)

Property, Plant and Equipment, Net	$1,085,224	$918,162

Note 6—Commitments and Contingent Liabilities:
     CNX Gas Company LLC is a party to a case captioned GeoMet Operating Company, Inc. and Pocahontas Mining Limited Liability Company v. CNX Gas Company LLC in the Circuit Court for Buchanan County, Virginia (Case No. 337-06). CNX Gas has a coal seam gas lease with Pocahontas Mining in southwest Virginia and southern West Virginia. With the agreement of Pocahontas Mining, GeoMet constructed a pipeline on the property. CNX Gas sought a judicial determination that under the terms of the lease, CNX Gas has the exclusive right to construct and operate pipelines on the property. On May 23, 2007, the circuit court entered an Order granting CNX Gas’ motion for summary judgment against GeoMet and Pocahontas Mining. The order provided that CNX Gas has exclusive rights to construct and operate pipelines on the property and prohibited GeoMet from owning, operating, or maintaining its pipeline on the property. The court stayed the portion of its order that required Geomet to remove its pipeline, pending GeoMet’s appeal of the decision to the Virginia Supreme Court. GeoMet filed an emergency appeal to the Virginia Supreme Court, which on June 20, 2007, overturned the provision of the circuit court’s order requiring GeoMet to remove its pipeline, as well as the related stay and the conditions thereof. The remaining portions of the May 23, 2007 order have been certified for interlocutory appeal to the Virginia Supreme Court. Pocahontas Mining has amended its complaint to seek rescission or reformation of the lease. The ultimate outcome of this litigation cannot be predicted. We cannot predict the ultimate outcome of this lawsuit; however, CNX Gas believes that the final resolution of this matter will not have a material effect on our financial position, results of operations, or cash flows.
     On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company, a subsidiary of CONSOL Energy, in the Circuit Court for the County of Tazewell, Virginia (Case No. CL07000065-00). The lawsuit alleges that CNX Gas conspired with Island Creek and has violated the Virginia Antitrust Act and has tortiously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. GeoMet seeks injunctive relief, actual damages of $561,000, treble damages and punitive damages in the amount of $350. CNX Gas and Island Creek have filed motions to dismiss all counts of the complaint. CNX Gas believes this lawsuit to be without merit and intends to vigorously defend it. CNX Gas believes that the final resolution of this matter will not have a material effect on our financial position or results of operations.
     In April, 2005, Buchanan County, Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a “Motion for Judgment Pursuant to the Declaratory Judgment Act Virginia Code §8.01-184” against us in the Circuit Court of the County of Buchanan (At Law No. CL05000149-00) for the year 2002; the county has since filed and served two substantially similar cases for years 2003, 2004 and 2005. The complaint alleges that our calculation of the license tax on the basis of the wellhead price (sales price less post production costs) rather than the sales price is improper. For the period from 1999 through mid 2002, we paid the tax on the basis of the sales price, but we have filed a claim for a refund for these years. We have continued to pay Buchanan County taxes based on our method of calculating the taxes. However, we have been accruing an additional liability on our balance sheet in an amount based on the difference between our calculation of the tax and Buchanan County’s calculation. We believe that we have calculated the tax correctly and in accordance with the applicable rules and regulations of Buchanan County and intend to vigorously defend our position. CNX Gas believes that the final resolution of this matter will not have a material effect on our financial position or results of operations.
     In October 2005, CDX Gas, LLC (CDX) alleged that certain of our vertical to horizontal CBM drilling methods infringe several patents which they own. CDX demanded that we enter into a business arrangement with CDX to use its patented technology. Alternatively, CDX informally demanded a royalty of nine to ten percent of the gross production from the wells we drill utilizing the technology allegedly covered by their patents. A number of our wells, particularly in Nortthern Appalachia, could be covered by their claim. We deny all of these allegations and we are vigorously contesting them. On November 14, 2005, we filed a complaint for declaratory judgment in the U.S. District Court for the Western District of Pennsylvania (C.A. No. 05-1574), seeking a judicial determination that we do not infringe any claim of any valid and enforceable CDX patent. CDX filed an answer and counterclaim denying our allegations of invalidity and alleging that we infringe certain claims of their patents. A hearing was held before a court-appointed Special Master with regard to the scope of the asserted CDX patents and the Special Master’s report and recommendations was adopted by order of the court on October 13, 2006. As a result of that order and subject to appellate review, certain of our wells may be found to infringe certain of the CDX claims of the patents in suit, if those patents are ultimately determined to be valid and enforceable. The report of CDX’s damages expert suggests that CDX will seek (i) reasonable royalty damages on production from allegedly infringing wells at a royalty rate of 10%, or approximately $1,900 based on projected production through June 2007, and (ii) “lost profits” damages of approximately $23,600 for allegedly infringing wells drilled though August 2006, which assumes that CNX Gas would have no choice but to have entered into a joint operating arrangement with CDX. We believe that there is no valid basis in the law as applied to the facts of this case for this “lost profits” theory. Further, if infringement were to be found of a valid, enforceable claim of a CDX patent, the report of CNX Gas’ damages expert indicates that any potential damages award would be based on a royalty of 5%, or approximately $400. We continue to believe that we do not infringe any properly construed claim of any valid, enforceable patent. We cannot predict the ultimate outcome of this lawsuit; however, CNX Gas believes that the final resolution of this matter will not have a material effect on our financial position, results of operations, or cash flows.
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
     In 1999, CNX Gas was named in a suit brought by a group of royalty owners that lease gas development rights to CNX Gas in southwest Virginia. The suit alleged the underpayment of royalties to the group of royalty owners. The claim of underpayment of royalties related to the interpretation of permissible deductions from production revenues upon which royalties are calculated. The deductions at issue relate to post production expenses of gathering, compression and transportation. CNX Gas was ordered to, and subsequently paid in 2003, approximately $12,000 (including interest) to the group of royalty owners that brought the suit for the period from 1989 to 1999. A final payment was made to the plaintiffs in 2003 for approximately $5,600 to adjust all royalties owed to the plaintiffs from the date of the court ruling in 1999 forward to 2003, which effectively settled this case. CNX Gas has also recognized an estimated liability for other similar plaintiffs yet to be determined outside of this lawsuit. This amount is included in other liabilities on the balance sheet. To date, approximately $3,900 has been paid to various other royalty owners as a result of this case. CNX Gas believes that the final resolution of this matter will not have a material effect on our financial position, results of operations or cash flows.
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
     At June 30, 2007, CNX Gas has provided the following financial guarantees and letters of credit to certain third parties. CNX Gas believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Total
	Amounts	Less Than			Beyond
	Committed	1 Year	1-3 Years	3-5 Years	5 years
Letters of Credit:
Gas	$14,933	$152	$14,781	$—	$—

Total Letters of Credit	$14,933	$152	$14,781	$—	$—
Surety Bonds:
Environmental	$454	$454	$—	$—	$—
Other	21,105	21,105	—	—	—

Total Surety Bonds	$21,559	$21,559	$—	$—	$—
Other:
Firm Transportation	$52,505	$7,402	$14,597	$11,148	$19,358
Guarantees	17,270	17,270	—	—	—

Total Guarantees	$69,775	$24,672	$14,597	$11,148	$19,358

Total Commitments	$106,267	$46,383	$29,378	$11,148	$19,358

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
     On May 2, 2007, CNX amended a letter of credit to East Tennessee Natural Gas, LLC which serves as collateral for a fifteen year firm transportation contract on the Jewell Ridge lateral, which had an in-service date of October 2006. The amount of the letter of credit at June 30, 2007 is $14,761.
     On April 15, 2005, CNX Gas obtained the issuance of a letter of credit to Allegheny Energy Supply Co. to serve as collateral for a period of two years to cover a potential tax liability of $152.
     Surety Bonds
     CNX Gas has issued surety bonds totaling $21,559. CNX Gas guarantees the performance of these obligations.
     Other Guarantees
     A guarantee agreement with Constellation Energy Commodities Group, Inc. for $1,000 is dated October 9, 2006.
     A guarantee agreement with AEP for $6,000 is dated July 31, 2006.
     Variable Interest
     CNX Gas is a guarantor of the obligations for a CNX Gas contractor (Debtor) under a loan agreement with Huntington National Bank (Lender) dated November 27, 2006. This guarantee is a variable interest entity for purposes of FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51”. This guarantee is related to the debtor’s procurement of two drilling rigs dedicated to serve CNX Gas and is capped at $10,000. We are the primary beneficiary of the variable interest as CNX Gas guarantees the debt and is the sole customer of that entity. FIN 46 requires us to consolidate their financial results as a variable interest entity into our financial statements at their fair value as of the date CNX Gas became the primary beneficiary, which was in April 2007.
     As of June 30, 2007, the outstanding balance on the loan agreement was $5,973, of which $1,831 is current and $4,142 is long term, as only one of the two drilling rigs had been placed into service. Consequently, we have consolidated the drilling rigs in our property, plant and equipment and have recorded the related debt at its fair market value of $5,973. The impact on the income statement was immaterial. In July 2007, the full $9,000 was drawn on the loan.
     The guaranty continues until the indebtedness has been fully satisfied, but does not extend beyond the maturity date of December 31, 2010. The loan is collateralized by the drilling rigs. CNX Gas holds a secured position in the collateral second to the bank. Any failure of the CNX Gas contractor to satisfy this obligation would require CNX Gas to make payment in full to Huntington National Bank. Under a separate security agreement with the contractor, upon default CNX Gas may require re-payment by the contractor, sell the assets, or retain for its own use.
Note 7—Segment Information:
     The principal activity of CNX Gas is to produce methane gas for sale primarily to gas wholesalers. CNX Gas has two reportable segments: Central Appalachia and Other, and Northern Appalachia. During the fourth quarter 2006, management adjusted the manner in which results were internally reported to the chief operating decision maker. As a result of this change, the current period and all prior periods presented have been restated to reflect the way CNX Gas manages its operations and makes business decisions.

     Reportable segment results for the three months ended June 30, 2007 are:

	Central
	Appalachia	Northern	Total		Adjustments &
	and Other	Appalachia	Gas	Corporate	Eliminations	Consolidated
Sales—outside	$106,574	$5,722	$112,296	$—	$—	$112,296
Sales—related parties	2,393	17	2,410	—	—	2,410
Sales—royalty interest	14,445	39	14,484	—	—	14,484
Sales—purchased gas	1,317	—	1,317	—	—	1,317
Other revenue	1,667	—	1,667	1,297	—	2,964
Intersegment revenues	19,858	742	20,600	—	(20,600)	—

Total Revenue and Other Income	$146,254	$6,520	$152,774	$1,297	$(20,600)	$133,471

Earnings (Loss) Before Income Taxes	$68,820	$(2,783)	$66,037	$895	$—	$66,932	(A)

Segment assets	$1,049,182	$126,828	$1,176,010	$84,528	$—	$1,260,538	(B)(C)

Depreciation, depletion and amortization	$10,536	$1,443	$11,979	$—	$—	$11,979

Capital expenditures	$107,138	$27,230	$134,368	$—	$—	$134,368

(A)	Includes equity in earnings (loss) of unconsolidated affiliates of $360 and ($164) for Central Appalachia and Corporate Segments, respectively.

(B)	Includes investments in unconsolidated equity affiliates of $28,972 and $24,500 for Central Appalachia and Corporate Segments, respectively.

(C)	Includes cash of $60,028 in the Corporate Segment.
     Reportable segment results for the three months ended June 30, 2006 are:

	Central
	Appalachia	Northern	Total		Adjustments &
	and Other	Appalachia	Gas	Corporate	Eliminations	Consolidated
Sales—outside	$87,282	$4,912	$92,194	$—	$—	$92,194
Sales—related parties	1,387	17	1,404	—	—	1,404
Sales—royalty interest	12,627	59	12,686	—	—	12,686
Sales—purchased gas	9,778	—	9,778	—	—	9,778
Other revenue	6,047	16	6,063	727	—	6,790
Intersegment revenues	13,043	172	13,215	—	(13,215)	—

Total Revenue and Other Income	$130,164	$5,176	$135,340	$727	$(13,215)	$122,852

Earnings Before Income Taxes	$61,229	$782	$62,011	$309	$—	$62,320	(D)

Segment assets	$809,518	$54,046	$863,564	$89,097	$—	$952,661	(E)(F)

Depreciation, depletion and amortization	$8,340	$647	$8,987	$—	$—	$8,987

Capital expenditures	$35,412	$7,420	$42,832	$—	$—	$42,832

(D)	Includes equity in earnings (loss) of unconsolidated affiliates of $801 and ($176) for Central Appalachia and Corporate Segments, respectively.

(E)	Includes investments in unconsolidated equity affiliates of $25,406 and $24,790 for Central Appalachia and Corporate Segments, respectively.

(F)	Includes cash of $64,307 in the Corporate Segment.

     Reportable segment results for the six months ended June 30, 2007 are:

	Central
	Appalachia	Northern	Total		Adjustments &
	And Other	Appalachia	Gas	Corporate	Eliminations	Consolidated
Sales—outside	$198,437	$11,956	$210,393	$—	$—	$210,393
Sales—related parties	4,571	30	4,601	—	—	4,601
Sales—royalty interest	26,593	73	26,666	—	—	26,666
Sales—purchased gas	2,476	—	2,476	—	—	2,476
Other revenue	1,733	—	1,733	2,734	—	4,467
Intersegment revenues	39,337	1,484	40,821	—	(40,821)	—

Total Revenue and Other Income	$273,147	$13,543	$286,690	$2,734	$(40,821)	$248,603

Earnings (Loss) Before Income Taxes	$121,812	$(3,636)	$118,176	$1,994	$—	$120,170	(G)

Segment assets	$1,049,182	$126,828	$1,176,010	$84,528	$—	$1,260,538	(H)(I)

Depreciation, depletion and amortization	$21,173	$2,904	$24,077	$—	$—	$24,077

Capital expenditures	$145,433	$46,470	$191,903	$—	$—	$191,903

(G)	Includes equity in earnings (loss) of unconsolidated affiliates of $663 and ($260) for Central Appalachia and Corporate Segments, respectively.

(H)	Includes investments in unconsolidated equity affiliates of $28,972 and $24,500 for Central Appalachia and Corporate Segments, respectively.

(I)	Includes cash of $60,028 in the Corporate Segment.
     Reportable segment results for the six months ended June 30, 2006 are:

	Central
	Appalachia	Northern	Total		Adjustments &
	And Other	Appalachia	Gas	Corporate	Eliminations	Consolidated
Sales—outside	$182,502	$11,485	$193,987	$—	$—	$193,987
Sales—related parties	2,981	53	3,034	—	—	3,034
Sales—royalty interest	28,371	122	28,493	—	—	28,493
Sales—purchased gas	32,130	—	32,130	—	—	32,130
Other revenue	12,307	27	12,334	1,097	—	13,431
Intersegment revenues	25,861	362	26,223	—	(26,223)	—

Total Revenue and Other Income	$284,152	$12,049	$296,201	$1,097	$(26,223)	$271,075

Earnings Before Income Taxes	$133,658	$3,385	$137,043	$214	$—	$137,257	(J)

Segment assets	$809,518	$54,046	$863,564	$89,097	$—	$952,661	(K)(L)

Depreciation, depletion and amortization	$16,671	$1,220	$17,891	$—	$—	$17,891

Capital expenditures	$68,473	$14,536	$83,009	$—	$—	$83,009

(J)	Includes equity in earnings (loss) of unconsolidated affiliates of $1,170 and ($398) for Central Appalachia and Corporate Segments, respectively.

(K)	Includes investments in unconsolidated equity affiliates of $25,406 and $24,790 for Central Appalachia and Corporate Segments, respectively.

(L)	Includes cash of $64,307 in the Corporate Segment.
Note 8—Recent Accounting Pronouncements:
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS 115” (SFAS 159). SFAS 159 permits all entities to choose to measure certain eligible assets and liabilities at fair value and would enable entities to mitigate volatility in earnings caused by measuring related assets and liabilities differently. The Statement attempts to improve financial reporting as it establishes presentation and disclosure requirements specific to the fair value method. The required disclosures are aimed at enhancing the comparability of financial information between entities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is permitted provided the entity also elects to apply the provisions of SFAS 157. We do not expect this pronouncement to have a significant impact on CNX Gas.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. We do not expect that this pronouncement will have a significant impact on CNX Gas.
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
Operations & Outlook
     CNX Gas employees worked another quarter without incurring a lost time accident. This raises the cumulative time worked by employees without a lost time incident to over 2.3 million hours.
     Relative to prior period, quarterly production, earnings and unit margins improved.

     Relative to expectations, quarterly financial results were adversely affected by two items: production and administrative costs. The administrative costs were related to additional litigation costs, as well as consulting costs associated with our new integrated software implementation and the continued increase in staffing resulting from our separation from CONSOL Energy.
     After six months of actual production, CNX Gas is about 2 Bcf lower than forecast. The deferral of some sealed gob production contributed approximately 0.5 Bcf to this deficit in the first half of 2007. With the current rate of deferred sealed gob production having increased to 6 MMcf per day, it is assumed that for the remainder of 2007, the additional deferral will amount to 1.0 Bcf, for a total of 1.5 Bcf for all of 2007.
     Second quarter production in Virginia Operations, which is part of Central Appalachia, met expectations, despite the deferral of 6.0 MMcf per day of gas from certain sealed mine areas. CONSOL Energy, in order to improve mine safety, is strengthening the seals at its Buchanan Mine. Construction is estimated to be completed by year-end 2007, and CNX Gas will be able to resume production of this shut-in gas in early 2008.
     Also during the quarter, CNX Gas drilled 93 wells in its Virginia Operations, bringing its six-month total to 151 wells. As of June 30, 2007, Virginia Operations was ahead of schedule in drilling its 278 planned wells in 2007. These figures are exclusive of gob wells.
     In the Mountaineer play in Northern Appalachia, CNX Gas drilled 14 wells during the second quarter, for a six-month total of 24 wells. These figures are also exclusive of gob wells. As of June 30, 2007, Mountaineer is on track to drill its 57 planned wells in 2007. Since the first quarter, two additional drilling rigs have arrived in Mountaineer, bringing the total to five.
     The average per well peak production from fully de-watered wells continues to meet expectations, while per well production in the Greene Hill area, with 17 wells drilled in 2007, is very encouraging, despite not being fully de-watered.
     The pace of wells turned online in Mountaineer is also improving. The extended de-watering of some wells in new areas and gathering line build-outs caused CNX Gas to bring online only four wells in the first quarter. The second quarter saw nine wells brought online.
     First quarter 2007 production in Mountaineer was also hampered by processing plant availability, which experienced 25 days of unscheduled outages. Unscheduled outages reduced production during nine days in the second quarter, in addition to a planned twelve-day outage to install an upgrade component. CNX Gas has now completed all scheduled maintenance for 2007 at this processing facility. Overall second quarter production from Mountaineer lagged expectations, however production records continued being set into July.
     In Nittany, the company’s exploratory play in central Pennsylvania and also part of Northern Appalachia, CNX Gas is seeing production averaging 80 Mcf per day from the first two vertical wells, exceeding the projected type curve estimate of 45 Mcf per day. De-watering is also largely complete, beating the two-year projection. Higher-than-expected permeability and fewer-but-thicker coal seams are thought to be contributing factors to the better-than-expected production.
     With these results for Nittany above initial expectations, CNX Gas is accelerating the build-out of its gathering system and related infrastructure. The remaining eight wells in the 2007 program will be drilled and de-watered in time for the expected December 31 start-up of production from Nittany. CNX Gas is also accelerating the pace of site pad development.
     In Cardinal, the company’s exploratory New Albany Shale play in western Kentucky and currently reported with Central Appalachia, three vertical wells have been drilled, as reported earlier. A drilling plan is now being designed for one of these wells, which will be re-drilled as a horizontal well during the third quarter. Preliminary results are expected at the end of the third quarter. With the aforementioned activity in Cardinal, and the recent acquisitions of unproved acreage and mineral interests, CNX Gas will likely see an increase in exploration costs going forward.
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

Results of Operations
Three Months Ended June 30, 2007 compared with Three Months Ended June 30, 2006
(Amounts reported in thousands)
Net Income
     Net income changed due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Revenue and Other Income:
Outside Sales	$112,296	$92,194	$20,102	21.8%
Related Party Sales	2,410	1,404	1,006	71.7%
Royalty Interest Gas Sales	14,484	12,686	1,798	14.2%
Purchased Gas Sales	1,317	9,778	(8,461)	(86.5)%
Other Income	2,964	6,790	(3,826)	(56.3)%

Total Revenue and Other Income	133,471	122,852	10,619	8.6%

Costs and Expenses:
Lifting Costs	8,763	7,765	998	12.9%
Gathering and Compression Costs	16,842	15,825	1,017	6.4%
Royalty Interest Gas Costs	12,528	10,267	2,261	22.0%
Purchased Gas Costs	1,473	9,986	(8,513)	(85.2)%
Other	1,153	(2)	1,155	57,750.0%
General and Administrative	12,555	7,702	4,853	63.0%
Depreciation, Depletion and Amortization	11,979	8,987	2,992	33.3%
Interest Expense	1,246	2	1,244	62,200.0%

Total Costs and Expenses	66,539	60,532	6,007	9.9%

Earnings Before Income Taxes	66,932	62,320	4,612	7.4%
Income Taxes	25,444	24,167	1,277	5.3%

Net Income	$41,488	$38,153	$3,335	8.7%

     Net income for 2007 was higher primarily due to increased production and higher average sales prices, despite cost increases in the quarter.
Revenue and Other Income
     Revenue and other income increased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Revenue and Other Income:
Outside Sales	$112,296	$92,194	$20,102	21.8%
Related Party Sales	2,410	1,404	1,006	71.7%
Royalty Interest Gas Sales	14,484	12,686	1,798	14.2%
Purchased Gas Sales	1,317	9,778	(8,461)	(86.5)%
Other Income	2,964	6,790	(3,826)	(56.3)%

Total Revenue and Other Income	$133,471	$122,852	$10,619	8.6%

     The increase in total revenue and other income was primarily due to the increased production and higher average sales price. Purchased gas sales decreased as a result of the adoption of an accounting change.

				Percentage
	2007	2006	Variance	Change
Sales Volumes (Bcf)	14.8	13.7	1.1	8.0%
Average Sales Price (per Mcf)	$7.74	$6.83	$0.91	13.3%
     The increase in average sales price is the result of an increase in average market prices in the current period compared to the prior period, as the majority of CNX Gas sales volumes are exposed to market prices. However, CNX Gas periodically enters into various gas swap transactions that qualify as financial cash flow hedges for terms varying in length. These gas swap transactions exist parallel to the underlying physical transactions. For the three months ended June 30, 2007, these financial hedges represented approximately 4.7 Bcf of gas sales volumes at an average price of $8.00 per Mcf, compared to approximately 4.6 Bcf at an average price of $7.73 per Mcf for the three months ended June 30, 2006. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

				Percentage
	2007	2006	Variance	Change
Royalty Interest Sales Volumes (Bcf)	1.9	1.9	0.0	0.0%
Average Sales Price (per Mcf)	$7.82	$6.82	$1.00	14.7%
     Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The average sales price variance is a result of the majority of CNX Gas sales being exposed to market prices, which were higher in the current period as compared to the prior period.

				Percentage
	2007	2006	Variance	Change
Purchased Gas Sales Volumes (Bcf)	0.2	1.4	(1.2)	(85.7)%
Average Sales Price (per Mcf)	$7.26	$6.80	$0.46	6.8%
     Purchased gas sales volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering fees. In the 2006 period, purchased gas sales and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. As these contracts began to expire throughout 2006, they were reflected in transportation expense.
     Other income consists of the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Third Party Gathering Revenue	$1,581	$343	$1,238	360.9%
Interest Income	1,297	728	569	78.2%
Other Miscellaneous	86	66	20	30.3%
Insurance Settlements	—	3,960	(3,960)	(100.0)%
Royalty Income	—	1,693	(1,693)	(100.0)%

Total Other Income	$2,964	$6,790	$(3,826)	(56.3)%

     Third party gathering revenue increased in 2007 as a result of additional volumes and higher prices; However, we have terminated our principle third party gathering agreement and, as a result, these volumes and revenue are likely to decline in future periods.
     Interest income increased in 2007, as a result of an increased average daily cash balance from the prior period. With the decline in the cash balance period to period, interest income is likely to be lower in future periods.
     Other miscellaneous income increased due to various transactions, none of which are individually material throughout both periods.
     In the prior year, the insurance settlements component of other income consisted of business interruption insurance proceeds related to a CONSOL Energy mine incident in 2005 which negatively impacted our gas production in that year.
     Royalty income received from third parties, which is calculated as a percentage of the third parties’ sales price, is now classified in outside sales. In the prior period, the volumes were not available nor were they considered in the prior period reserve report. In the current period, these volumes are included in both sales production and reserves.

Costs and Expenses
     Overall, costs and expenses increased in 2007 primarily due to increased administrative costs and depreciation, and are made up of the following components:

			Dollar	Percentage
	2007	2006	Variance	Change
Costs and Expenses:
Lifting Costs	$8,763	$7,765	$998	12.9%
Gathering and Compression Costs	16,842	15,825	1,017	6.4%
Royalty Interest Gas Costs	12,528	10,267	2,261	22.0%
Purchased Gas Costs	1,473	9,986	(8,513)	(85.2)%
Other	1,153	(2)	1,155	57,750.0%
General and Administrative	12,555	7,702	4,853	63.0%
Depreciation, Depletion and Amortization	11,979	8,987	2,992	33.3%
Interest Expense	1,246	2	1,244	62,200.0%

Total Costs and Expenses	$66,539	$60,532	$6,007	9.9%

				Percentage
	2007	2006	Variance	Change
Sales Volumes (Bcf)	14.8	13.7	1.1	8.0%
Average Lifting Costs (per Mcf)	$0.59	$0.57	$0.02	3.5%
     Lifting costs per unit sold increased primarily due to additional severance taxes as a result of higher market prices in the period to period comparison, additional water disposal costs, and various other maintenance supply costs. These cost increases were partially offset by a decrease to expense as a result of an adjustment to the well plugging liability.

				Percentage
	2007	2006	Variance	Change
Sales Volumes (Bcf)	14.8	13.7	1.1	8.0%
Average Gathering and Compression Costs (per Mcf)	$1.14	$1.16	$(0.02)	(1.7)%
     The decrease in gathering and compression unit costs was attributable to higher production and lower firm transportation costs due to the in-service of the Jewell Ridge lateral in October 2006. These decreases were partially offset by additional power expenses related to increased megawatt hour rates charged by the power company, increased compressor rental costs related to the infrastructure development in Mountaineer, and additional Gob collection costs.

				Percentage
	2007	2006	Variance	Change
Royalty Interest Cost Volumes (Bcf)	1.9	1.9	0.0	0.0%
Average Cost (per Mcf)	$6.76	$5.52	$1.24	22.5%
     Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The average cost variance is a result of the majority of CNX Gas sales being exposed to market prices, which were higher in the current period as compared to the prior period.

				Percentage
	2007	2006	Variance	Change
Purchased Gas Cost Volumes (Bcf)	0.2	1.4	(1.2)	(85.7)%
Average Purchased Gas Costs (per Mcf)	$6.58	$6.94	$(0.36)	(5.2)%
     Purchased gas cost volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering and marketing fees. In the 2006 period, purchased gas sales and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. As these contracts began to expire throughout 2006, they were reflected in transportation expense. Purchased gas costs also include a pipeline imbalance. Because contracted quantities of gas delivered to the pipeline rarely equal physical deliveries to customers, CNX Gas is responsible for monitoring this imbalance and adjusting contracted volumes as circumstances warrant. This inclusion of imbalance cost resulted in a minimal increase to purchased gas costs.

     Other costs and expenses increased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Exploration	$1,532	$1,073	$459	42.8%
Imbalance	(183)	(450)	267	59.3%
Equity in (Earnings) of Affiliates	(196)	(625)	429	68.6%

Total Other Costs and Expenses	$1,153	$(2)	$1,155	57,750.0%

     Higher core hole costs and delay rentals have increased exploration costs period over period. The imbalance is now included in purchase gas costs. Additionally, equity in (earnings) of affiliates decreased in 2007 compared to 2006, primarily due to a decrease in service fee revenue combined with additional operating expenses incurred in our Knox Energy joint venture.
     General and administrative costs increased in the quarter to $12,555 in 2007 from $7,702 in 2006 primarily due to additional litigation costs, the continued increase in staffing as a result of the continuing growth of the company from 148 employees on June 30, 2006 to 232 employees on June 30, 2007, as well as an increase in related long term incentive compensation costs.
     Depreciation, depletion and amortization have increased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Production	$7,484	$5,830	$1,654	28.4%
Gathering	4,495	3,157	1,338	42.4%

Total Depreciation, Depletion and Amortization	$11,979	$8,987	$2,992	33.3%

     The increase in production-related depreciation, depletion and amortization was primarily due to increased production combined with the increase in units of production rates period to period. These rates, which are recalculated annually, increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and increased primarily as a result of the capital lease treatment of the Jewell Ridge lateral, which went into service in October of 2006.
Income Taxes

				Percentage
	2007	2006	Variance	Change
Earnings Before Income Taxes	$66,932	$62,320	$4,612	7.4%
Tax Expense	$25,444	$24,167	$1,277	5.3%
Effective Income Tax Rate	38.0%	38.8%	(0.8)%
     CNX Gas’ effective tax rate decreased in 2007 primarily due to a slight decrease in the net effect of state income taxes and the impact of the manufacturer’s deduction.

Results of Operations
Six Months Ended June 30, 2007 compared with Six Months Ended June 30, 2006
(Amounts reported in thousands)
Net Income
     Net income changed due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Revenue and Other Income:
Outside Sales	$210,393	$193,987	$16,406	8.5%
Related Party Sales	4,601	3,034	1,567	51.6%
Royalty Interest Gas Sales	26,666	28,493	(1,827)	(6.4)%
Purchased Gas Sales	2,476	32,130	(29,654)	(92.3)%
Other Income	4,467	13,431	(8,964)	(66.7)%

Total Revenue and Other Income	248,603	271,075	(22,472)	(8.3)%

Costs and Expenses:
Lifting Costs	17,029	16,340	689	4.2%
Gathering and Compression Costs	31,310	28,375	2,935	10.3%
Royalty Interest Gas Costs	23,193	23,683	(490)	(2.1)%
Purchased Gas Costs	2,492	32,751	(30,259)	(92.4)%
Other	1,591	(238)	1,829	768.5%
General and Administrative	26,276	15,007	11,269	75.1%
Depreciation, Depletion and Amortization	24,077	17,891	6,186	34.6%
Interest Expense	2,465	9	2,456	27,288.9%

Total Costs and Expenses	128,433	133,818	(5,385)	(4.0)%

Earnings Before Income Taxes	120,170	137,257	(17,087)	(12.4)%
Income Taxes	45,686	53,228	(7,542)	(14.2)%

Net Income	$74,484	$84,029	$(9,545)	(11.4)%

     Net income for 2007 was lower primarily due to no insurance proceeds in the current period as compared to 2006, combined with slightly higher operating costs in the six-month period ended June 30, 2007.
Revenue and Other Income
     Revenue and other income decreased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Revenue and Other Income:
Outside Sales	$210,393	$193,987	$16,406	8.5%
Related Party Sales	4,601	3,034	1,567	51.6%
Royalty Interest Gas Sales	26,666	28,493	(1,827)	(6.4)%
Purchased Gas Sales	2,476	32,130	(29,654)	(92.3)%
Other Income	4,467	13,431	(8,964)	(66.7)%

Total Revenue and Other Income	$248,603	$271,075	$(22,472)	(8.3)%

     The decrease in total revenue and other income was primarily due to the accounting change related to purchased gas sales and no insurance proceeds in the current period.

				Percentage
	2007	2006	Variance	Change
Sales Volumes (Bcf)	29.1	27.3	1.8	6.6%
Average Sales Price (per Mcf)	$7.40	$7.22	$0.18	2.5%
     The increase in average sales price is the result of CNX Gas exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, where a large portion of production was locked in at prices lower than the current period market prices. However, CNX Gas periodically enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. For the six months ended June 30, 2007, these physical and financial hedges represented approximately 7.9 Bcf of our gas sales volumes at an average price of $7.91 per Mcf, compared to approximately 8.3 Bcf at an average price of $7.35 per Mcf for the six months ended June 30, 2006. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

				Percentage
	2007	2006	Variance	Change
Royalty Interest Sales Volumes (Bcf)	3.7	3.7	0.0	0.0%
Average Sales Price (per Mcf)	$7.22	$7.71	$(0.49)	(6.4)%
     Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The average sales price variance is a result of the majority of CNX Gas sales being exposed to market prices, which were lower in the current period as compared to the prior period.

				Percentage
	2007	2006	Variance	Change
Purchased Gas Sales Volumes (Bcf)	0.3	4.0	(3.7)	(92.5)%
Average Sales Price (per Mcf)	$7.20	$8.11	$(0.91)	(11.2)%
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
     Other income consists of the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Interest Income	$2,733	$1,098	$1,635	148.9%
Third Party Gathering Revenue	1,617	666	951	142.8%
Other Miscellaneous	117	122	(5)	(4.1)%
Insurance Settlements	0	6,967	(6,967)	(100.0)%
Royalty Income	0	4,578	(4,578)	(100.0)%

Total Other Income	$4,467	$13,431	$(8,964)	(66.7)%

     Interest income increased in 2007, as a result of a higher cash balance throughout a majority of the reporting period.
     Third party gathering revenue has increased due to additional volumes being transported through our gathering systems in 2007 compared to 2006.
     Other miscellaneous income decreased due to various transactions, none of which are individually material throughout both periods.
     In the prior year, the insurance settlements component of other income consisted of business interruption insurance proceeds related to a CONSOL Energy mine incident in 2005 which negatively impacted our gas production in that year.
     Royalty income received from third parties, which is calculated as a percentage of the third parties’ sales price, is now classified in outside sales. In the prior period, the volumes were not available nor were they considered in the prior period reserve report. In the current period, these volumes are included in both sales production and reserves.

Costs and Expenses
     Overall, costs and expenses decreased in 2007 primarily due to the accounting change related to purchased gas sales, offset by increased administrative costs and are made up of the following components:

			Dollar	Percentage
	2007	2006	Variance	Change
Costs and Expenses:
Lifting Costs	$17,029	$16,340	$689	4.2%
Gathering and Compression Costs	31,310	28,375	2,935	10.3%
Royalty Interest Gas Costs	23,193	23,683	(490)	(2.1)%
Purchased Gas Costs	2,492	32,751	(30,259)	(92.4)%
Other	1,591	(238)	1,829	768.5%
General & Administrative	26,276	15,007	11,269	75.1%
Depreciation, Depletion & Amortization	24,077	17,891	6,186	34.6%
Interest Expense	2,465	9	2,456	27,288.9%

Total Costs and Expenses	$128,433	$133,818	$(5,385)	(4.0)%

				Percentage
	2007	2006	Variance	Change
Sales Volumes (Bcf)	29.1	27.3	1.8	6.6%
Average Lifting Costs (per Mcf)	$0.59	$0.60	$(0.01)	(1.7)%
     Increased production resulted in decreased unit costs primarily related to well related maintenance, property taxes, and various other transactions.

				Percentage
	2007	2006	Variance	Change
Sales Volumes (Bcf)	29.1	27.3	1.8	6.6%
Average Gathering and Compression Costs (per Mcf)	$1.08	$1.04	$0.04	3.8%
     The increase in gathering and compression unit costs was attributable to additional compressor costs and higher power expenses related to increased megawatt hour rates charged by the power company. These increases were offset by lower firm transportation costs due to the in-service of the Jewell Ridge lateral in October 2006.

				Percentage
	2007	2006	Variance	Change
Royalty Interest Cost Volumes (Bcf)	3.7	3.7	0.0	0.0%
Average Cost (per Mcf)	$6.28	$6.41	$(0.13)	(2.0)%
     Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The average cost variance is a result of the majority of CNX Gas sales being exposed to market prices, which were lower in the current period as compared to the prior period.

				Percentage
	2007	2006	Variance	Change
Purchased Gas Cost Volumes (Bcf)	0.4	4.0	(3.6)	(90.0)%
Average Purchased Gas Costs (per Mcf)	$6.45	$8.27	$(1.82)	(22.0)%
     Purchase gas cost volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering and marketing fees. In the 2006 period, purchased gas sales and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. As these contracts began to expire throughout 2006 they were reflected in transportation expense. Purchased gas costs also include a pipeline imbalance. Because contracted quantities of gas delivered to the pipeline rarely equal physical deliveries to customers, CNX Gas is responsible for monitoring this imbalance and adjusting contracted volumes as circumstances warrant. This inclusion of imbalance cost resulted in a minimal increase to purchased gas costs.

     Other costs and expenses increased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Exploration	$1,994	$1,405	$589	41.9%
Imbalance	0	(871)	871	100.0%
Equity in (Earnings) of Affiliates	(403)	(772)	369	47.8%

Total Other Costs and Expenses	$1,591	$(238)	$1,829	768.5%

     Higher core hole costs and delay rentals have increased exploration costs period over period. The imbalance is now included in purchased gas costs. Additionally, equity in (earnings) of affiliates decreased in 2007 compared to 2006, primarily due to a decrease in service fee revenue combined with additional operating expenses incurred in our Knox Energy joint venture.
     General and administrative costs increased to $26,276 in 2007 from $15,007 in 2006 primarily due to additional litigation costs, consulting costs associated with our new integrated software implementation, the continued increase in staffing as a result of the continuing growth of the company from 148 employees in June 2006 to 232 employees in June 2007 as well as an increase in related long term incentive compensation costs.
     Depreciation, depletion and amortization have increased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Production	$15,029	$11,645	$3,384	29.1%
Gathering	9,048	6,246	2,802	44.9%

Total Depreciation, Depletion and Amortization	$24,077	$17,891	$6,186	34.6%

     The increase in production-related depreciation, depletion and amortization was primarily due to increased production combined with the increase in units of production rates period to period. These rates, which are recalculated annually, increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and increased primarily as a result of the capital lease treatment of the Jewell Ridge lateral, which went into service in October of 2006.
     Income Taxes

				Percentage
	2007	2006	Variance	Change
Earnings Before Income Taxes	$120,170	$137,257	$(17,087)	(12.4)%
Tax Expense	$45,686	$53,228	$(7,542)	(14.2)%
Effective Income Tax Rate	38.0%	38.8%	(0.8)%
     CNX Gas’ effective tax rate decreased in 2007 primarily due to a slight decrease in the net effect of state income taxes and the impact of the manufacturer’s deduction.
Liquidity and Capital Resources
     We intend to satisfy our future working capital requirements and fund our capital expenditures with cash from operations and if necessary, our $200,000 credit facility. The credit agreement provides for a revolving credit facility in an initial aggregate outstanding principal amount of up to $200,000 (with the ability to request an increase in the aggregate outstanding principal amount up to $300,000), including borrowings and letters of credit. We may use borrowings under the credit agreement for general corporate purposes, including transaction fees, letters of credit, acquisitions, capital expenditures and working capital. No borrowings are outstanding under our credit facility at June 30, 2007.
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
     We have also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net asset of $496 at June 30, 2007. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the three months ended June 30, 2007.
Cash Flows

	Year to Date	Year to Date
	2007	2006	Change
Cash provided by operating activities	$140,604	$126,833	$13,771
Cash (used in) investing activities	$(192,649)	$(82,905)	$(109,744)
Cash provided by financing activities	$4,900	$306	$4,594
•	Cash provided by operating activities increased primarily as a result of higher average sales prices and increased volumes, as previously discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Cash used in investing activities increased due to our expanded capital program, including the acquisition of Peabody gas assets in the current period.

•	Cash provided by financing activities increased primarily due to the debt of the third party contractor rigs, which was consolidated under FIN 46 during the quarter.
Contractual Commitments
     The following is a summary of our significant contractual obligations at June 30, 2007. We estimate payments, net of any applicable reimbursements, related to these items at June 30, 2007 to be as follows:

		Within	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt Obligations (a)	$5,973	$1,831	$4,142	$—	$—
Capital (Finance) Lease Obligations (b)	65,206	2,670	5,966	6,908	49,662
Operating Lease Obligations	6,112	1,334	2,138	1,620	1,020
Other Long-Term Liabilities:
Gas Firm Transportation Obligation	52,505	7,402	14,597	11,148	19,358
Other Liabilities (c)	14,947	—	—	—	14,947
Well Plugging Liabilities	3,351	—	—	67	3,284
Pension	274	3	13	23	235
Postretirement Benefits Other than Pension	2,409	11	68	154	2,176

Total Contractual Obligations (d)	$150,777	$13,251	$26,924	$19,920	$90,682

(a)	The long term debt obligation relates to the debt of a third party contractor guaranteed by CNX Gas and consolidated as a variable interest entity. See Note 6 for further information.

(b)	In conjunction with the completion of the Jewell Ridge lateral in October 2006, CNX Gas entered into a 15 year firm transportation agreement with East Tennessee Natural Gas (ETNG), a subsidiary of Spectra Energy, at pre-determined fixed rates. The present value of our payments under this firm transportation agreement is approximately $65 million. In addition to providing us with transportation flexibility, the Jewell Ridge lateral will provide access for our production to alternate and growing Southeastern and East Coast markets.

(c)	This item represents legal contingencies reflected on the balance sheet for potential settlements for two of the cases referenced in Note 6 of our quarterly financial statements. Due to the uncertainty surrounding these settlements, it is difficult to predict if and when a payout may take place.

(d)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

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
     Sensitivity analyses of the incremental effects on future pre-tax income of a hypothetical 10% and 25% increase in natural gas prices for open derivative instruments as of June 30, 2007 are provided in the following table:

	Incremental decrease in pre-tax income assuming a
	Hypothetical price increase of:
	10%	25%
	(In millions)
Natural Gas (1)	$31.7	$80.1

(1)	CNX Gas remains at risk for possible changes in the market value of these derivative instruments, however, such risk should be reduced by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CNX Gas entered into derivative instruments to convert the market prices related to portions of the 2007 through 2009 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pretax income decreases. As of June 30, 2007, the fair value of these contracts was a net gain of $303 (net of $193 deferred tax). We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.
Hedging Volumes
     As of July 20, 2007, our hedged volumes for the periods indicated are as follows:

	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	March 31	June 30	September 30	December 31	Total Year
2007 Fixed Price Volumes
Hedged Mcf	3,247,423	4,690,722	4,742,268	5,685,566	18,365,979
Weighted Average Hedge Price/Mcf	$7.77	$8.00	$8.00	$8.18	$8.02
2008 Fixed Price Volumes
Hedged Mcf	6,097,938	6,097,939	6,164,948	6,164,948	24,525,773
Weighted Average Hedge Price/Mcf	$8.39	$8.24	$8.29	$8.29	$8.30
2009 Fixed Price Volumes
Hedged Mcf	4,175,258	1,407,216	479,381	—	6,061,855
Weighted Average Hedge Price/Mcf	$8.82	$8.08	$8.10	$—	$8.59
     CNX Gas is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review.
     All CNX Gas transactions are denominated in U.S. dollars, and, as a result, we do not have any exposure to currency exchange-rate risks.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     CNX Gas, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that CNX Gas’ disclosure controls and procedures are effective as of June 30, 2007 to ensure that information required to be disclosed by CNX Gas in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Controls Over Financial Reporting.
     There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The first through seventh paragraphs of Note 6 — Commitments and Contingent Liabilities in the notes to the Consolidated Financial Statements included in Part I of this Form 10-Q are incorporated herein by reference.
ITEM 1A. RISK FACTORS
     No material changes from our most recently filed Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting (the “Meeting”) of Shareholders of CNX Gas Corporation (the “Company”) was held on April 23, 2007. As of March 8, 2007, the Record Date for the meeting, there were outstanding 150,864,825 voting shares of Common Stock of the Company. There were present, in person or by proxy, at the Meeting, shareholders of record of 147,537,793 shares of Common Stock of the Company entitled to exercise 97.79% of the voting power of the Company in respect of any of the purposes for which the Meeting was called. The shares so represented constitute a quorum of shareholders for purposes of holding a valid Meeting. At the Meeting, the following action was taken:
a. Election of Directors
     The following persons were elected Directors of the Company, each having received the number of votes set opposite his/her respective name:

Nominee	Votes For	Votes Withheld	%Votes For
Philip W. Baxter	147,312,071	225,722	99.85
J. Brett Harvey	139,376,534	8,161,259	94.47
James E. Altmeyer, Sr.	147,299,432	238,361	99.84
William J. Lyons	139,442,501	8,095,292	94.51
Nicholas J. DeIuliis	147,339,298	198,495	99.87
John R. Pipski	147,352,501	185,292	99.87
Raj K. Gupta	147,303,242	234,551	99.84
Joseph T. Williams	147,310,142	227,651	99.85
b. Approval of the CNX Gas Corporation Equity Incentive Plan, as amended
     The CNX Gas Corporation Equity Incentive Plan, as amended, was approved, having received 139,028,208 votes in favor of approval, or 99.63% of the votes cast, and 535,108 votes against approval, or .37% of the votes cast.
c. Ratification of PricewaterhouseCoopers LLC, as independent auditors
     The ratification of the selection of PricewaterhouseCoopers LLC as independent auditors for 2007 was approved, having received 147,515,042 votes in favor of approval, or 99.99% of the votes cast, and 22,750 votes against approval, or .01% of votes cast.

ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

10.1	The summary description of the base compensation and short-term incentive opportunities for the executive officers of CNX Gas for 2007 is incorporated herein by reference from Item 5.02 of the Current Report on Form 8-K filed by the CNX Gas on April 27, 2007.

10.2	Agreement of Sale entered into on June 8, 2007, by and between CNX Gas Company LLC, as purchaser, and Consolidation Coal Company, as seller.

10.3	Asset Exchange Agreement entered into on June 20, 2007, but effective as of April 1, 2007, among American Land Holdings of Indiana, LLC, et al and CNX Gas Company LLC.

10.4	Form Oil and Gas Deed, Assignment, And Assumption, which is Exhibit F to Asset Exchange Agreement that is Exhibit 10.3, above.

10.5	Asset Purchase Agreement entered into on June 20, 2007, but effective as of April 1, 2007, among American Land Holdings of Indiana, LLC, et al., as seller, and CNX Gas Company LLC, as buyer.

10.6	Form Oil and Gas Deed, Assignment, Assumption and Bill of Sale, which is Exhibit D to Asset Purchase Agreement that is Exhibit 10.5, above.

10.7	Asset Purchase Agreement entered into on June 20, 2007, but effective as of April 1, 2007, among CNX Gas Company LLC, as seller, and Cyprus Creek Land Resources, LLC, as buyer.

10.8	Asset Purchase Agreement entered into on June 20, 2007, but effective as of April 1, 2007, among CNX Gas Company LLC, as seller, and Eastern Associated Coal, LLC, as buyer.

10.9	CNX Gas Corporation Equity Incentive Plan, as amended, is incorporated herein by reference from the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 23, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: July 31, 2007

CNX Gas Corporation

By:	/s/ Nicholas J. DeIuliis

Nicholas J. DeIuliis
President and Chief Executive Officer
(Duly Authorized Officer)

By:	/s/ Mark D. Gibbons

Mark D. Gibbons
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX
10.1	The summary description of the base compensation and short-term incentive opportunities for the executive officers of CNX Gas for 2007 is incorporated herein by reference from Item 5.02 of the Current Report on Form 8-K filed by the CNX Gas on April 27, 2007.

10.2	Agreement of Sale entered into on June 8, 2007, by and between CNX Gas Company LLC, as purchaser, and Consolidation Coal Company, as seller.

10.3	Asset Exchange Agreement entered into on June 20, 2007, but effective as of April 1, 2007, among American Land Holdings of Indiana, LLC, et al and CNX Gas Company LLC.

10.4	Form Oil and Gas Deed, Assignment, And Assumption, which is Exhibit F to Asset Exchange Agreement that is Exhibit 10.3, above.

10.5	Asset Purchase Agreement entered into on June 20, 2007, but effective as of April 1, 2007, among American Land Holdings of Indiana, LLC, et al., as seller, and CNX Gas Company LLC, as buyer.

10.6	Form Oil and Gas Deed, Assignment, Assumption and Bill of Sale, which is Exhibit D to Asset Purchase Agreement that is Exhibit 10.5, above.

10.7	Asset Purchase Agreement entered into on June 20, 2007, but effective as of April 1, 2007, among CNX Gas Company LLC, as seller, and Cyprus Creek Land Resources, LLC, as buyer.

10.8	Asset Purchase Agreement entered into on June 20, 2007, but effective as of April 1, 2007, among CNX Gas Company LLC, as seller, and Eastern Associated Coal, LLC, as buyer.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.