Form 10-Q
period 2007-09-30
CNX Gas CORP
filed 2007-10-30
CIK 1335793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act). Yes ☐      No ☑
The number of shares of the registrant’s common stock outstanding as of September 30, 2007 is 150,910,198 shares.

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue and Other Income:
Outside Sales	$96,222	$92,507	$306,615	$286,494
Related Party Sales	2,379	2,719	6,980	5,753
Royalty Interest Gas Sales	10,175	13,221	36,841	41,714
Purchased Gas Sales	821	9,076	3,297	41,206
Other Income	208	6,044	4,675	19,475

Total Revenue and Other Income	109,805	123,567	358,408	394,642

Costs and Expenses:
Lifting Costs	8,588	7,775	25,617	24,115
Gathering and Compression Costs	15,283	14,646	46,593	43,021
Royalty Interest Gas Costs	8,543	10,808	31,736	34,491
Purchased Gas Costs	495	9,340	2,987	42,091
Other	(1,363)	1,021	228	783
General and Administrative	12,793	8,634	39,069	23,641
Depreciation, Depletion and Amortization	12,248	9,546	36,325	27,437
Interest Expense	1,221	—	3,686	9

Total Costs and Expenses	57,808	61,770	186,241	195,588

Earnings Before Income Taxes	51,997	61,797	172,167	199,054
Income Taxes	20,701	24,204	66,387	77,432

Net Income	$31,296	$37,593	$105,780	$121,622

Earnings Per Share:
Basic	$0.21	$0.25	$0.70	$0.81

Diluted	$0.21	$0.25	$0.70	$0.81

Weighted Average Number of Common Shares Outstanding:
Basic	150,895,233	150,850,930	150,877,067	150,839,264

Dilutive	151,149,432	151,029,192	151,103,827	150,998,713

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$58,403	$107,173
Accounts Receivable:
Trade	31,143	46,062
Net Related Party	—	2,745
Other	1,452	2,291
Derivatives	13,723	10,548
Other Current Assets	2,564	3,917

Total Current Assets	107,285	172,736
Property, Plant and Equipment, Net	1,147,278	918,162
Other Assets	9,689	11,820
Investments in Equity Affiliates	55,872	52,283

TOTAL ASSETS	$1,320,124	$1,155,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable:
Trade	$16,794	$27,872
Net Related Party	152	—
Accrued Royalties Payable	10,620	11,960
Accrued Severance Taxes	2,337	2,576
Accrued Income Taxes	1,385	2,191
Deferred Taxes	2,432	3,091
Other Current Liabilities	13,357	9,222

Total Current Liabilities	47,077	56,912
Long-Term Debt:
Long-Term Debt (Note 6)	6,240	—

Total Long-Term Debt	6,240	—
Deferred Credits and Other Liabilities:
Deferred Taxes	173,222	120,008
Capital Lease Obligation	61,838	63,897
Other Liabilities	30,555	15,977
Well Plugging Liabilities	3,402	9,214
Derivatives	269	6,465
Postretirement Benefits Other Than Pension	2,436	2,313

Total Deferred Credits and Other Liabilities	271,722	217,874

Total Liabilities	325,039	274,786

Stockholders’ Equity
Common Stock, $.01 par value; 200,000,000 Shares Authorized, 150,910,198 Issued and Outstanding at September 30, 2007 and 150,864,075 Issued and Outstanding at December 31, 2006	1,509	1,508
Capital in Excess of Par Value	784,632	781,960
Retained Earnings	200,064	94,337
Accumulated Other Comprehensive Income	8,880	2,410

Total Stockholders’ Equity	995,085	880,215

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,320,124	$1,155,001

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

				Accumulated
		Capital in		Other	Total
	Common	Excess of	Retained	Comprehensive	Stockholders’
	Stock	Par Value	Earnings	Income (Loss)	Equity
Balance at December 31, 2006	$1,508	$781,960	$94,337	$2,410	$880,215
Net Income	—	—	105,780	—	105,780
Gas Cash Flow Hedge (Net of $3,640 tax)	—	—	—	6,549	6,549

Comprehensive Income (Loss) (a)	—	—	105,780	6,549	112,329
FASB Interpretation No. 48 Adoption	—	—	(53)	—	(53)
Stock Options Exercised	1	220	—	—	221
Tax Benefit from Stock Based Compensation	—	35	—	—	35
Amortization of Restricted Stock Unit Grants	—	478	—	—	478
Amortization of Stock Option Grants	—	1,939	—	—	1,939
Actuarial Salary OPEB revaluation (net of $44 tax)	—	—	—	(69)	(69)
Actuarial Pension revaluation (net of $7 tax)	—	—	—	(10)	(10)

Balance at September 30, 2007	$1,509	$784,632	$200,064	$8,880	$995,085

(a)	Of the $6,549 net change in accumulated other comprehensive income (loss) in the period, $12,428 represents hedging gains recognized in net income for the portions of the financial hedges that settled in the current period.
The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2007	2006
Operating Activities:
Net Income	$105,780	$121,622
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	36,325	27,437
Compensation from Restricted Stock Unit Grants	478	654
Compensation from Stock Option Grants	1,939	1,423
Deferred Income Taxes	52,121	45,345
Equity in Earnings of Affiliates	(1,330)	(727)
Changes in Operating Assets:
Accounts Receivable	15,758	7,308
Related Party Receivable	2,745	57
Other Current Assets	1,353	(161)
Changes in Other Assets	2,131	845
Changes in Operating Liabilities:
Accounts Payable	(7,190)	(3,855)
Related Party Payable	152	—
Income Taxes	(771)	1,073
Other Current Liabilities	(332)	758
Changes in Other Liabilities	3,170	3,690
Other	(1,254)	474

Net Cash Provided by Operating Activities	211,075	205,943

Investing Activities:
Capital Expenditures	(194,967)	(117,037)
Acquisition of Mineral Rights	(61,149)	—
Capital Expenditures of Variable Interest Entity	(9,000)	—
Investment in Equity Affiliates	(2,259)	(1,403)
Proceeds From Sales of Assets	187	—

Net Cash (Used in) Investing Activities	(267,188)	(118,440)

Financing Activities:
Capital Lease Payments	(1,912)	—
Proceeds from the Debt of Variable Interest Entity	9,000	—
Exercise of Stock Options	220	—
Tax Benefit from Stock Based Compensation	35	—

Net Cash Provided by Financing Activities	7,343	—

Net (Decrease) Increase in Cash and Cash Equivalents	(48,770)	87,503
Cash and Cash Equivalents at Beginning of Period	107,173	20,073

Cash and Cash Equivalents at End of Period	$58,403	$107,576

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
Note 1—Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been reflected in the interim periods presentation. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for future periods.
     Certain reclassifications of previously reported data have been made to conform to the three and nine months ended September 30, 2007 classifications. Unless otherwise noted, we discuss dollars in thousands throughout this Form 10-Q. Unless otherwise noted, we discuss production, per unit revenues, and per unit costs net of any royalty owners’ interest. Unless noted otherwise, production figures are exclusive of production attributable to equity affiliates.
     The consolidated financial statements of CNX Gas include the accounts of majority-owned and controlled subsidiaries. As defined by FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51,” and related interpretations, the accounts of variable interest entities (VIEs) where CNX Gas is the primary beneficiary are included in the consolidated financial statements. We are the primary beneficiary of one variable interest entity, a third party drilling contractor, where CNX Gas guarantees certain debt and is the primary customer of that entity. For further information regarding this VIE, see our disclosures within Note 6 - Commitments and Contingent Liabilities. Investments in business entities in which CNX Gas does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.
     Effective January 1, 2006, CNX Gas adopted Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business is recorded at fair value is considered a single non-monetary transaction subject to the fair value exception of Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. In general, two or more transactions with the same party are treated as one if they are entered into in contemplation of each other. In accordance with EITF 04-13, CNX Gas has applied this accounting to new or modified agreements after January 1, 2006. Previously, these transactions were recorded on a gross basis. The adoption of EITF 04-13 did not have an impact on net income or cash flows.
     Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include the effect of dilutive potential common shares outstanding during the period as calculated in accordance with Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (SFAS 123R). The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 491,056 and 471,806 shares of common stock outstanding for the three month periods ending September 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. Options to purchase 493,815 and 471,806 shares of common stock outstanding for the nine month periods ending September 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

     The computations for basic and diluted earnings per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Income	$31,296	$37,593	$105,780	$121,622

Weighted Average Number of Common Shares Outstanding:
Basic	150,895,233	150,850,930	150,877,067	150,839,264
Effect of stock based compensation	254,199	178,262	226,760	159,449

Dilutive	151,149,432	151,029,192	151,103,827	150,998,713

Earnings per share:
Basic	$0.21	$0.25	$0.70	$0.81

Diluted	$0.21	$0.25	$0.70	$0.81

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
     In June 2007, CNX Gas entered into a three-way transaction with Peabody Energy and majority shareholder CONSOL Energy Inc. (CONSOL or CONSOL Energy) to acquire certain oil and gas, coalbed methane, and other gas interests. Pursuant to the transaction, CNX Gas acquired certain coal assets from CONSOL for $45,000 cash, plus $1,149 of miscellaneous acquisition costs, plus a future payment with an estimated present value of $6,500, which we approximate to be the fair value of the assets. CNX Gas then exchanged those assets plus $15,000 cash for Peabody’s oil and gas, coalbed methane, and other gas rights to approximately 1,037,000 acres, including 655,000 in the Illinois Basin, 151,000 acres in Northern Appalachia, 171,000 acres in the San Juan Basin, 47,000 acres in the Powder River Basin, and 11,000 acres in the Rockies. This acreage has no proved gas reserves.
Note 3—Pension and Other Postretirement Benefits:
     The components of net periodic benefit costs are as follows:

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	Pension		Other Benefits		Pension		Other Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Components of Net Periodic Benefit Costs:
Service costs	$65	$70	$31	$23	$195	$210	$93	$69
Interest costs	3	1	35	25	9	3	105	75
Expected return on assets	—	(2)	—	—	1	(6)	—	—
Amortization of prior service costs credit	—	—	(43)	(43)	—	—	(129)	(129)
Amortization of (gain) loss	(6)	(3)	5	—	(18)	(9)	15	—

Benefit costs	$62	$66	$28	$5	$187	$198	$84	$15

     As previously disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2006, CNX Gas does not expect to contribute to the other postretirement benefit plan in 2007. We intend to pay benefit claims as they become due. For the three and nine month periods ended September 30, 2007, there were $28 and $79 in payments made pursuant to the other postretirement benefit plan. For the three and nine month periods ended September 30, 2007, there were $237 and $284 in contributions made pursuant to the pension plan.

Note 4—Income Taxes:
     The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CNX Gas’ effective tax rate:

	For the Nine Months Ended September 30,
	2007		2006
	Dollars	Rate	Dollars	Rate
Statutory U.S. Federal Income Tax	$60,258	35.0%	$69,669	35.0%
Net Effect of State Income Tax	7,145	4.1%	8,619	4.3%
Other	(1,016)	(0.5)%	(856)	(0.4)%

Income Tax Expense/Effective Rate	$66,387	38.6%	$77,432	38.9%

     The effective tax rate for the nine months ended September 30, 2007 and 2006 was calculated using the annual effective rate projection on recurring earnings. CNX Gas is included in the consolidated federal tax return of CONSOL Energy. Income taxes are calculated as if CNX Gas files a tax return on a separate company basis. With few exceptions, CNX Gas is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (IRS) commenced an examination of CONSOL Energy’s U.S. income tax returns for 2004 and 2005 in 2006. This examination is anticipated to be completed by the end of 2008. As of September 30, 2007, the IRS has not proposed any significant adjustments relating to any tax position taken by CNX Gas as part of CONSOL Energy’s consolidated return.
     CNX Gas adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of FIN No. 48, CNX Gas recognized approximately a $53 net increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of September 30, 2007, CNX Gas does not anticipate a significant change in our uncertain tax positions.
     Included in the balance at September 30, 2007 are $3,116 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.
     CNX Gas recognizes interest accrued related to unrecognized tax benefits in its interest expense. For the nine month period ended September 30, 2007, CNX Gas recognized interest expense of approximately $57. Total FIN No. 48 accrued interest was $150 as of September 30, 2007.
     CNX Gas recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. No penalties have been accrued during the quarter ended September 30, 2007. CNX Gas has historically not paid penalties relating to unrecognized tax benefits.
Note 5—Property, Plant and Equipment:

	September 30,	December 31,
	2007	2006
Leasehold Improvements	$783	$—
Surface Lands	61,688	37,055
Mineral Interests	125,040	55,623
Wells and Related Equipment	146,305	112,009
Intangible Drilling	472,390	383,605
Gathering Assets	571,795	520,906
Gas Well Plugging	371	5,652
Capitalized Internal Software	6,536	6,433

Total Property, Plant and Equipment	1,384,908	1,121,283
Accumulated Depreciation, Depletion and Amortization	(237,630)	(203,121)

Property, Plant and Equipment, Net	$1,147,278	$918,162

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
     On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company, a subsidiary of CONSOL Energy, in the Circuit Court for the County of Tazewell, Virginia (Case No. CL07000065-00). The lawsuit alleges that CNX Gas conspired with Island Creek and has violated the Virginia Antitrust Act and tortiously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. GeoMet seeks injunctive relief, actual damages of $561,000, treble damages and punitive damages in the amount of $350. CNX Gas and Island Creek have filed motions to dismiss all counts of the complaint. CNX Gas believes this lawsuit to be without merit and intends to vigorously defend it. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.
     In April, 2005, Buchanan County, Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a “Motion for Judgment Pursuant to the Declaratory Judgment Act Virginia Code §8.01-184” against CNX Gas Company LLC in the Circuit Court of the County of Buchanan (At Law No. CL05000149-00) for the year 2002; the county has since filed and served two substantially similar cases for years 2003, 2004 and 2005. The complaint alleges that our calculation of the license tax on the basis of the wellhead price (sales price less post production costs) rather than the sales price is improper. For the period from 1999 through mid 2002, we paid the tax on the basis of the sales price, but we have filed a claim for a refund for these years. Since 2002, we have continued to pay Buchanan County taxes based on our method of calculating the taxes. However, we have been accruing an additional liability on our balance sheet in an amount based on the difference between our calculation of the tax and Buchanan County’s calculation. We believe that we have calculated the tax correctly and in accordance with the applicable rules and regulations of Buchanan County and intend to vigorously defend our position. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.
     In October 2005, CDX Gas, LLC (CDX) alleged that certain of our vertical to horizontal CBM drilling methods infringe several patents which they own. CDX demanded that we enter into a business arrangement with CDX to use its patented technology. Alternatively, CDX informally demanded a royalty of nine to ten percent of the gross production from the wells we drill utilizing the technology allegedly covered by their patents. A number of our wells, particularly in Northern Appalachia, could be covered by their claim. We deny all of these allegations and we are vigorously contesting them. On November 14, 2005, we filed a complaint for declaratory judgment in the U.S. District Court for the Western District of Pennsylvania (C.A. No. 05-1574), seeking a judicial determination that we do not infringe any claim of any valid and enforceable CDX patent. CDX filed an answer and counterclaim denying our allegations of invalidity and alleging that we infringe certain claims of their patents. A hearing was held before a court-appointed Special Master with regard to the scope of the asserted CDX patents and the Special Master’s report and recommendations was adopted by order of the court on October 13, 2006. As a result of that order and subject to appellate review, certain of our wells may be found to infringe certain of the CDX claims of the patents in suit, if those patents are ultimately determined to be valid and enforceable. The report of CDX’s damages expert suggests that CDX will seek (i) reasonable royalty damages on production from allegedly infringing wells at a royalty rate of 10%, or approximately $1,900 based on projected production through June 2007, and (ii) “lost profits” damages of approximately $23,600 for allegedly infringing wells drilled though August 2006, which assumes that CNX Gas would have no choice but to have entered into a joint operating arrangement with CDX. We believe that there is no valid basis in the law as applied to the facts of this case for this “lost profits” theory. Further, if infringement were to be found of a valid, enforceable claim of a CDX patent, the report of CNX Gas’ damages expert indicates that any potential damages award would be based on a royalty of 5%, or approximately $400. Cross-motion for summary judgment as to infringement, invalidity and unenforceability have been filed and briefed by CNX Gas and CDX and are before a Special Master for decision in the form of a report and recommendation to the District Court. We continue to believe that we do not infringe any properly construed claim of any valid, enforceable patent. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.
     In 2004, Yukon Pocahontas Coal Company, Buchanan Coal Company, and Sayers-Pocahontas Coal Company filed a complaint against Consolidation Coal Company (“CCC”), a subsidiary of CONSOL Energy in the Circuit Court of Buchanan County, Virginia, seeking damages and injunctive relief in connection with the deposit of untreated water from mining activities at CCC’s Buchanan Mine into nearby void spaces in the mine of one of CONSOL Energy’s other subsidiaries, Island Creek Coal Company (“ICCC”). CCC believes that it had, and continues to have, the right to store water in these void areas. On September 21, 2006, the plaintiffs filed an amended complaint in the Circuit Court of Buchanan County, Virginia (Case No. CL04-91) which, among other things, added CONSOL Energy, ICCC and CNX Gas Company LLC as additional defendants. The amended complaint alleges, among other things, that CNX Gas Company LLC, as lessee and operator under certain coalbed methane gas leases from plaintiffs, had a duty to prevent CCC from depositing water into the mine voids and failed to do so. The proposed amended complaint seeks $150,000 in damages from the additional defendants, plus costs, interest and attorneys’ fees. CNX Gas Company LLC denies that it has any liability in this matter and intends to vigorously defend this action. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.
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
     At September 30, 2007, CNX Gas has provided the following financial guarantees and letters of credit to certain third parties. CNX Gas believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Total
	Amounts	Less Than			Beyond
	Committed	1 Year	1-3 Years	3-5 Years	5 years
Letters of Credit:
Gas	$14,933	$14,913	$20	$—	$—

Total Letters of Credit	$14,933	$14,913	$20	$—	$—
Surety Bonds:
Environmental	$481	$481	$—	$—	$—
Other	21,827	21,827	—	—	—

Total Surety Bonds	$22,308	$22,308	$—	$—	$—
Other:
Firm Transportation	$50,655	$7,392	$14,554	$10,482	$18,227
Guarantees	11,191	11,191	—	—	—

Total Guarantees	$61,846	$18,583	$14,554	$10,482	$18,227

Total Commitments	$99,087	$55,804	$14,574	$10,482	$18,227

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
     On May 2, 2007, CNX amended a letter of credit to East Tennessee Natural Gas, LLC which serves as collateral for a fifteen year firm transportation contract on the Jewell Ridge lateral, which had an in-service date of October 2006. The amount of the letter of credit at September 30, 2007 is $14,761.
     On April 15, 2005, CNX Gas obtained the issuance of a letter of credit to Allegheny Energy Supply Co. to serve as collateral for a period of two years to cover a potential tax liability of $152.
     Surety Bonds
     CNX Gas has issued surety bonds totaling $22,308. CNX Gas guarantees the performance of these obligations.
     Other Guarantees
     A guarantee agreement with Constellation Energy Commodities Group, Inc. for $1,000 is dated October 9, 2006.
     Variable Interest
     CNX Gas is a guarantor of the obligations for a CNX Gas contractor (debtor) under a loan agreement with Huntington National Bank (lender) dated November 27, 2006. This guarantee causes the debtor to be characterized as a variable interest entity for purposes of FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51”. This guarantee is related to the debtor’s procurement of two drilling rigs dedicated to serve CNX Gas and is capped at $10,000. We are the primary beneficiary of the variable interest as CNX Gas guarantees the debt and is the sole customer of that entity. FIN 46 requires us to consolidate their financial results into our financial statements as a variable interest entity at their fair value as of the date CNX Gas became the primary beneficiary, which was in April 2007.
     As of September 30, 2007, the outstanding balance on the loan agreement was $9,000, of which $2,760 is current and $6,240 is long term. Consequently, we have consolidated the drilling rigs in our property, plant and equipment and have recorded the related debt at its fair market value of $9,000. The impact on the income statement was immaterial. In July 2007, the full $9,000 was drawn on the loan.
     The guaranty continues until the indebtedness has been fully satisfied, but does not extend beyond the maturity date of December 31, 2010. The loan is collateralized by the drilling rigs. CNX Gas holds a secured position in the collateral second to the bank. Any failure of the CNX Gas contractor to satisfy this obligation would require CNX Gas to make payment in full to Huntington National Bank. Under a separate security agreement with the contractor, upon default CNX Gas may require re-payment by the contractor, sell the assets, or retain them for its own use.

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
     Reportable segment results for the three months ended September 30, 2007 are:

	Central
	Appalachia	Northern	Total		Adjustments &
	and Other	Appalachia	Gas	Corporate	Eliminations	Consolidated
Sales—outside	$87,603	$8,619	$96,222	$—	$—	$96,222
Sales—related parties	2,369	10	2,379	—	—	2,379
Sales—royalty interest	10,165	10	10,175	—	—	10,175
Sales—purchased gas	821	—	821	—	—	821
Other revenue	(422)	—	(422)	630	—	208
Intersegment revenues	19,026	711	19,737	—	(19,737)	—

Total Revenue and Other Income	$119,562	$9,350	$128,912	$630	$(19,737)	$109,805

Earnings Before Income Taxes	$51,321	$5	$51,326	$671	$—	$51,997	(A)

Segment assets	$1,071,858	$165,086	$1,236,944	$83,180	$—	$1,320,124	(B)(C)

Depreciation, depletion and amortization	$10,636	$1,612	$12,248	$—	$—	$12,248

Capital expenditures and Acquisition of Mineral Rights	$36,819	$36,394	$73,213	$—	$—	$73,213

(A)	Includes equity in earnings of unconsolidated affiliates of $650 and $277 for Central Appalachia and Corporate Segments, respectively.

(B)	Includes investments in unconsolidated equity affiliates of $31,095 and $24,777 for Central Appalachia and Corporate Segments, respectively.

(C)	Includes cash of $58,403 in the Corporate Segment.
     Reportable segment results for the three months ended September 30, 2006 are:

	Central
	Appalachia	Northern	Total		Adjustments &
	and Other	Appalachia	Gas	Corporate	Eliminations	Consolidated
Sales—outside	$87,636	$4,871	$92,507	$—	$—	$92,507
Sales—related parties	2,699	20	2,719	—	—	2,719
Sales—royalty interest	13,203	18	13,221	—	—	13,221
Sales—purchased gas	9,076	—	9,076	—	—	9,076
Other revenue	4,962	11	4,973	1,071	—	6,044
Intersegment revenues	15,131	333	15,464	—	(15,464)	—

Total Revenue and Other Income	$132,707	$5,253	$137,960	$1,071	$(15,464)	$123,567

Earnings Before Income Taxes	$60,713	$300	$61,013	$784	$—	$61,797	(D)

Segment assets	$844,073	$51,186	$895,259	$132,311	$—	$1,027,570	(E)(F)

Depreciation, depletion and amortization	$8,817	$729	$9,546	$—	$—	$9,546

Capital expenditures	$25,951	$8,077	$34,028	$—	$—	$34,028

(D)	Includes equity in earnings (loss) of unconsolidated affiliates of $10 and ($55) for Central Appalachia and Corporate Segments, respectively.

(E)	Includes investments in unconsolidated equity affiliates of $26,923 and $24,735 for Central Appalachia and Corporate Segments, respectively.

(F)	Includes cash of $107,576 in the Corporate Segment.

     Reportable segment results for the nine months ended September 30, 2007 are:

	Central
	Appalachia	Northern	Total		Adjustments &
	And Other	Appalachia	Gas	Corporate	Eliminations	Consolidated
Sales—outside	$286,040	$20,575	$306,615	$—	$—	$306,615
Sales—related parties	6,940	40	6,980	—	—	6,980
Sales—royalty interest	36,758	83	36,841	—	—	36,841
Sales—purchased gas	3,297	—	3,297	—	—	3,297
Other revenue	1,312	—	1,312	3,363	—	4,675
Intersegment revenues	58,363	2,195	60,558	—	(60,558)	—

Total Revenue and Other Income	$392,710	$22,893	$415,603	$3,363	$(60,558)	$358,408

Earnings (Loss) Before Income Taxes	$173,133	$(3,631)	$169,502	$2,665	$—	$172,167	(G)

Segment assets	$1,071,858	$165,086	$1,236,944	$83,180	$—	$1,320,124	(H)(I)

Depreciation, depletion and amortization	$31,809	$4,516	$36,325	$—	$—	$36,325

Capital expenditures and Acquisition of Mineral Rights	$171,311	$93,805	$265,116	$—	$—	$265,116

(G)	Includes equity in earnings of unconsolidated affiliates of $1,313 and $17 for Central Appalachia and Corporate Segments, respectively.

(H)	Includes investments in unconsolidated equity affiliates of $31,095 and $24,777 for Central Appalachia and Corporate Segments, respectively.

(I)	Includes cash of $58,403 in the Corporate Segment.
     Reportable segment results for the nine months ended September 30, 2006 are:

	Central
	Appalachia	Northern	Total		Adjustments &
	And Other	Appalachia	Gas	Corporate	Eliminations	Consolidated
Sales—outside	$270,138	$16,356	$286,494	$—	$—	$286,494
Sales—related parties	5,680	73	5,753	—	—	5,753
Sales—royalty interest	41,574	140	41,714	—	—	41,714
Sales—purchased gas	41,206	—	41,206	—	—	41,206
Other revenue	17,268	38	17,306	2,169	—	19,475
Intersegment revenues	40,992	695	41,687	—	(41,687)	—

Total Revenue and Other Income	$416,858	$17,302	$434,160	$2,169	$(41,687)	$394,642

Earnings Before Income Taxes	$194,371	$3,685	$198,056	$998	$—	$199,054	(J)

Segment assets	$844,073	$51,186	$895,259	$132,311	$—	$1,027,570	(K)(L)

Depreciation, depletion and amortization	$25,488	$1,949	$27,437	$—	$—	$27,437

Capital expenditures	$94,424	$22,613	$117,037	$—	$—	$117,037

(J)	Includes equity in earnings (loss) of unconsolidated affiliates of $1,179 and ($452) for Central Appalachia and Corporate Segments, respectively.

(K)	Includes investments in unconsolidated equity affiliates of $26,923 and $24,735 for Central Appalachia and Corporate Segments, respectively.

(L)	Includes cash of $107,576 in the Corporate Segment.

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
Overview
     We are a natural gas exploration, development, production and gathering company with operations in several states in the Appalachian Basin and the Illinois Basin. We primarily are a coalbed methane (CBM) gas producer with industry-leading expertise in this type of gas extraction.
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
     CONSOL Energy continues to beneficially own approximately 81.7% of our outstanding common stock; as such, CNX Gas’ financial statements are consolidated into CONSOL Energy’s financial statements.

Operations & Outlook
     CNX Gas employees worked another quarter without incurring a lost time accident. This raises the cumulative time worked by employees without a lost time incident to over 2.5 million man hours.
     Quarterly financial results were adversely affected by two items: production and administrative costs. The administrative costs were related to additional litigation costs, as well as consulting costs associated with our new integrated software implementation and the continuing growth of the company from 162 employees on September 30, 2006 to 265 employees on September 30, 2007 as a result of the development of new production plays. Buchanan Mine, the source of some of the company’s lowest cost production, remained idle in the third quarter. In early October, 2007, after the end of a 90-day deductible period, CNX Gas became eligible to file a claim for business interruption insurance as a result of the mine idling.
     During the quarter:
•	In our Virginia operations, we drilled 63 wells bringing the nine-month total to 214 wells. As of September 30, Virginia Operations is on schedule to drill its 278 planned wells in 2007. These figures are exclusive of gob wells. CNX Gas is preparing for a 300-well program in Virginia in 2008.

•	The Mountaineer play in Northern Appalachia is also on schedule, having drilled 45 of the 57 planned wells in 2007, including 21 in the third quarter. Mountaineer now has five rigs running. The average per well peak production from fully de-watered wells continues to meet expectations. Additional rigs are due to arrive in Mountaineer during 2008, with an average rig count for the year expected to be eight. CNX Gas is preparing for a 100-well program in Mountaineer in 2008. Processing plant availability at Mountaineer was at a record high in the third quarter, at 93.5%. The six days of unplanned outages in the third quarter were down from nine days in the second quarter, and 25 in the first quarter. The company remains focused on this issue.

•	In Nittany, the company’s exploratory CBM play in central Pennsylvania, CNX Gas is advancing the start-up date to November 1. At that time, CNX Gas will flow gas into two compressor stations and a 48,000-foot gathering system. Nittany represents the first totally new step-out opportunity for CNX Gas since its inception in 2005. CNX Gas is actively preparing for a 100-well program in Nittany in 2008 expected to be completed with one or two rigs.

•	In Cardinal, the company’s exploratory New Albany Shale play in the Illinois Basin, two vertical wells were drilled in western Kentucky. A third vertical well in Kentucky was re-drilled as a horizontal well and fraced using a multi-stage technique. Gas began flowing from that well in mid-October, although it is not tied into production.
     CNX Gas became a registered offset provider on the Chicago Climate Exchange (CCX) within the current quarter. CCX is rules-based Greenhouse Gas (GhG) allowance trading system. CCX emitting members make a voluntary but legally binding commitment to meet annual GhG emission reduction targets. Those emitting members who reduce below the targets have surplus allowances to sell or bank; those who emit above targets comply by purchasing offsets which are called CCX Carbon Financial Instruments (CFI) contracts. As a CCX offset provider, CNX Gas is not bound to any emission reduction targets. An offset provider is an owner of an offset project that registers and sells offsets on its own behalf. In order to sell or trade CFI’s, approval must be received by the CCX Committee on Offsets and approved projects must then be validated by an independent CCX verifier. Once verified, CCX then issues CFI’s for each specific project. As of September 30, 2007, we have initiated the verification process for several projects to convert captured coal mine methane into tradable credits. Credits are granted on the basis of avoiding methane emissions by diverting gas into gas pipelines for commercial sale. No CFI’s have been issued or received as of September 30, 2007; however, we expect approval for these projects will be received during the fourth quarter. Sales of these credits will be reflected in income as they occur. Management is currently formulating its carbon credit strategy.
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
     CNX Gas had forecast 2007 production of 60 Bcf. This forecast was predicated on CONSOL Energy re-entering the Buchanan Mine on August 1. The mine, however, remains idle and its return to active status cannot be predicted. If the mine were not to re-start until January 1, CNX Gas would expect fourth quarter production of 14.4 Bcf and calendar year 2007 production of 58 Bcf.

Results of Operations
Three Months Ended September 30, 2007 compared with Three Months Ended September 30, 2006
(Amounts reported in thousands)
Net Income
     Net income changed due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Revenue and Other Income:
Outside Sales	$96,222	$92,507	$3,715	4.0%
Related Party Sales	2,379	2,719	(340)	(12.5)%
Royalty Interest Gas Sales	10,175	13,221	(3,046)	(23.0)%
Purchased Gas Sales	821	9,076	(8,255)	(91.0)%
Other Income	208	6,044	(5,836)	(96.6)%

Total Revenue and Other Income	109,805	123,567	(13,762)	(11.1)%

Costs and Expenses:
Lifting Costs	8,588	7,775	813	10.5%
Gathering and Compression Costs	15,283	14,646	637	4.3%
Royalty Interest Gas Costs	8,543	10,808	(2,265)	(21.0)%
Purchased Gas Costs	495	9,340	(8,845)	(94.7)%
Other	(1,363)	1,021	(2,384)	(233.5)%
General and Administrative	12,793	8,634	4,159	48.2%
Depreciation, Depletion and Amortization	12,248	9,546	2,702	28.3%
Interest Expense	1,221	—	1,221	100.0%

Total Costs and Expenses	57,808	61,770	(3,962)	(6.4)%

Earnings Before Income Taxes	51,997	61,797	(9,800)	(15.9)%
Income Taxes	20,701	24,204	(3,503)	(14.5)%

Net Income	$31,296	$37,593	$(6,297)	(16.8)%

     Net income for 2007 was lower primarily due to deferred production from the Buchanan Mine incident, partially offset by new wells being brought on-line. Higher lifting, gathering, administrative costs and depreciation also contributed to a lower net income, despite improved average sales prices. Finally, insurance proceeds realized in the prior period were not received in the current period.
Revenue and Other Income
     Revenue and other income decreased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Revenue and Other Income:
Outside Sales	$96,222	$92,507	$3,715	4.0%
Related Party Sales	2,379	2,719	(340)	(12.5)%
Royalty Interest Gas Sales	10,175	13,221	(3,046)	(23.0)%
Purchased Gas Sales	821	9,076	(8,255)	(91.0)%
Other Income	208	6,044	(5,836)	(96.6)%

Total Revenue and Other Income	$109,805	$123,567	$(13,762)	(11.1)%

     The decrease in total revenue and other income was primarily due to decreased purchased gas sales as a result of the adoption of an accounting change combined with decreased other income related to insurance settlements received in 2006.

				Percentage
	2007	2006	Variance	Change
Sales Volumes (Bcf)	14.3	14.4	(0.1)	(0.7)%
Average Sales Price (per Mcf)	$6.87	$6.62	$0.25	3.8%
     The slight increase in average sales price is the result of CNX Gas realizing higher hedging gains. CNX Gas periodically enters into various gas swap transactions that qualify as financial cash flow hedges for terms varying in length. These gas swap transactions exist parallel to the underlying physical transactions. For the three months ended September 30, 2007, these financial hedges represented approximately 4.7 Bcf of gas sales volumes at an average price of $8.00 per Mcf, compared to approximately 4.7 Bcf at an average price of $7.73 per Mcf for the three months ended September 30, 2006. Also included within the 2007 period are the non-operated net revenue interest volumes and revenues associated with royalty and working interests; these volumes were not available in the 2006 period while the associated revenues were included in other income.

				Percentage
	2007	2006	Variance	Change
Royalty Interest Sales Volumes (Bcf)	1.8	1.9	(0.1)	(5.3)%
Average Sales Price (per Mcf)	$5.81	$6.85	$(1.04)	(15.2)%
     For accounting purposes, royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in average sales price relates to the volatility in the monthly volumes, contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

				Percentage
	2007	2006	Variance	Change
Purchased Gas Sales Volumes (Bcf)	0.1	1.4	(1.3)	(92.9)%
Average Sales Price (per Mcf)	$6.13	$6.45	$(0.32)	(5.0)%
     Purchased gas sales volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering fees. In the 2006 period, purchased gas sales and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. All contracts entered into prior to January 1, 2006 have now expired and new contracts are reflected in transportation expense on a net basis.
     Other income consists of the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Interest Income	$630	$1,071	$(441)	(41.2)%
Other Miscellaneous	24	(159)	183	115.1%
Third Party Gathering Revenue	(446)	391	(837)	(214.1)%
Insurance Settlements	—	2,121	(2,121)	(100.0)%
Royalty Income	—	2,620	(2,620)	(100.0)%

Total Other Income	$208	$6,044	$(5,836)	(96.6)%

     Interest income decreased in 2007 as a result of a decreased average daily cash balance from the prior period.
     Other miscellaneous income increased due to various transactions, none of which are individually material throughout both periods.
     Third party gathering revenue decreased in 2007 due to the termination of our principal third party gathering agreement and the associated final settlement.
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

Costs and Expenses
     Costs and expenses decreased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Costs and Expenses:
Lifting Costs	$8,588	$7,775	$813	10.5%
Gathering and Compression Costs	15,283	14,646	637	4.3%
Royalty Interest Gas Costs	8,543	10,808	(2,265)	(21.0)%
Purchased Gas Costs	495	9,340	(8,845)	(94.7)%
Other	(1,363)	1,021	(2,384)	(233.5)%
General and Administrative	12,793	8,634	4,159	48.2%
Depreciation, Depletion and Amortization	12,248	9,546	2,702	28.3%
Interest Expense	1,221	—	1,221	100.0%

Total Costs and Expenses	$57,808	$61,770	$(3,962)	(6.4)%

     The decrease in total costs and expenses was primarily due to decreased purchased gas costs, offset by increased administrative costs and depreciation.

				Percentage
	2007	2006	Variance	Change
Sales Volumes (Bcf)	14.3	14.4	(0.1)	(0.7)%
Average Lifting Costs (per Mcf)	$0.60	$0.54	$0.06	11.1%
     Lifting costs per unit sold increased primarily due to increased well service and maintenance costs related to the increased number of wells in the period combined with the additional service rigs employed. These cost increases were partially offset by a decrease to expense as a result of an adjustment to the well plugging liability as well as reduced water disposal costs.

				Percentage
	2007	2006	Variance	Change
Sales Volumes (Bcf)	14.3	14.4	(0.1)	(0.7)%
Average Gathering and Compression Costs (per Mcf)	$1.07	$1.02	$0.05	4.9%
     The increase in gathering and compression unit costs was attributable to higher maintenance costs resulting from the increased number of wells in the period, increased compressor rental costs related to the infrastructure development in Mountaineer, and additional gob collection costs. These increases were offset by lower firm transportation costs due to the in-service of the Jewell Ridge lateral in October 2006 and lower power costs as a result of a rate adjustment for the entire year being credited within the quarter.

				Percentage
	2007	2006	Variance	Change
Royalty Interest Gas Cost Volumes (Bcf)	1.8	1.9	(0.1)	(5.3)%
Average Cost (per Mcf)	$4.88	$5.60	$(0.72)	(12.9)%
     For accounting purposes, royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease relates to the volatility in the monthly volumes as well as the mix of average and index prices used in calculating royalties.

				Percentage
	2007	2006	Variance	Change
Purchased Gas Cost Volumes (Bcf)	0.1	1.4	(1.3)	(92.9)%
Average Purchased Gas Costs (per Mcf)	$4.76	$6.64	$(1.88)	(28.3)%
     Purchased gas cost volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering and marketing fees. In the 2006 period, purchased gas sales and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. All contracts entered into prior to January 1, 2006 have now expired and new contracts are reflected in transportation expense on a net basis. Purchased gas costs also includes the reversing affect of a June 2007 pipeline imbalance.

Because contracted quantities of gas delivered to the pipeline rarely equal physical deliveries to customers, CNX Gas is responsible for monitoring this imbalance and adjusting contracted volumes as circumstances warrant. As of June 30, 2007, CNX Gas showed an under-delivered position to the pipeline resulting in the inclusion of the imbalance in Purchased Gas costs. As of September 30, 2007, we are in an over-delivered position and have included the imbalance in Outside Sales. This inclusion of imbalance income resulted in a minimal increase to Outside Sales.
     Other costs and expenses decreased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Exploration	$(436)	$687	$(1,123)	(163.5)%
Imbalance	—	289	(289)	(100.0)%
Equity in (Earnings) Loss of Affiliates	(927)	45	(972)	(2,160.0)%

Total Other Costs and Expenses	$(1,363)	$1,021	$(2,384)	(233.5)%

     Exploration costs have decreased due to an adjustment of core hole costs to capital in the period. The imbalance is included in outside sales in the 2007 period. Additionally, equity in (earnings) loss of affiliates increased in 2007 compared to 2006, primarily due to increased power plant operating hours in our Buchanan Generation joint venture.
     General and administrative costs increased in the quarter to $12,793 in 2007 from $8,634 in 2006 primarily due to additional litigation costs, the continued increase in staffing as a result of the continuing growth of the company from 162 employees on September 30, 2006 to 265 employees on September 30, 2007, as well as an increase in related long term incentive compensation costs.
     Depreciation, depletion and amortization have increased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Production	$7,764	$6,357	$1,407	22.1%
Gathering	4,484	3,189	1,295	40.6%

Total Depreciation, Depletion and Amortization	$12,248	$9,546	$2,702	28.3%

     The increase in production related depreciation, depletion and amortization was primarily due to the increase in units of production rates period to period. These rates, which are recalculated annually, increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and increased primarily as a result of the capital lease treatment of the Jewell Ridge lateral, which went into service in October of 2006.
     Interest expense increased as a result of our capital lease obligation on the Jewell Ridge pipeline, which went into service on October 28, 2006.
Income Taxes

				Percentage
	2007	2006	Variance	Change
Earnings Before Income Taxes	$51,997	$61,797	$(9,800)	(15.9)%
Tax Expense	$20,701	$24,204	$(3,503)	(14.5)%
Effective Income Tax Rate	39.8%	39.2%	0.6%
     CNX Gas’ effective tax rate increased in the period primarily due to a slight increase in the state tax rate related to state apportionment factors and the impact of the manufacturer’s deduction.

Results of Operations
Nine Months Ended September 30, 2007 compared with Nine Months Ended September 30, 2006
(Amounts reported in thousands)
Net Income
     Net income changed due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Revenue and Other Income:
Outside Sales	$306,615	$286,494	$20,121	7.0%
Related Party Sales	6,980	5,753	1,227	21.3%
Royalty Interest Gas Sales	36,841	41,714	(4,873)	(11.7)%
Purchased Gas Sales	3,297	41,206	(37,909)	(92.0)%
Other Income	4,675	19,475	(14,800)	(76.0)%

Total Revenue and Other Income	358,408	394,642	(36,234)	(9.2)%

Costs and Expenses:
Lifting Costs	25,617	24,115	1,502	6.2%
Gathering and Compression Costs	46,593	43,021	3,572	8.3%
Royalty Interest Gas Costs	31,736	34,491	(2,755)	(8.0)%
Purchased Gas Costs	2,987	42,091	(39,104)	(92.9)%
Other	228	783	(555)	(70.9)%
General and Administrative	39,069	23,641	15,428	65.3%
Depreciation, Depletion and Amortization	36,325	27,437	8,888	32.4%
Interest Expense	3,686	9	3,677	40,855.6%

Total Costs and Expenses	186,241	195,588	(9,347)	(4.8)%

Earnings Before Income Taxes	172,167	199,054	(26,887)	(13.5)%
Income Taxes	66,387	77,432	(11,045)	(14.3)%

Net Income	$105,780	$121,622	$(15,842)	(13.0)%

     Net income for 2007 was lower primarily due to deferred production from the Buchanan Mine incident, partially offset by new wells being brought on-line, no insurance proceeds in the current period as compared to 2006 and higher administrative and operating costs.
Revenue and Other Income
     Revenue and other income decreased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Revenue and Other Income:
Outside Sales	$306,615	$286,494	$20,121	7.0%
Related Party Sales	6,980	5,753	1,227	21.3%
Royalty Interest Gas Sales	36,841	41,714	(4,873)	(11.7)%
Purchased Gas Sales	3,297	41,206	(37,909)	(92.0)%
Other Income	4,675	19,475	(14,800)	(76.0)%

Total Revenue and Other Income	$358,408	$394,642	$(36,234)	(9.2)%

     The decrease in total revenue and other income was primarily due to the accounting change related to purchased gas sales and no insurance proceeds in the current period.

				Percentage
	2007	2006	Variance	Change
Sales Volumes (Bcf)	43.4	41.7	1.7	4.1%
Average Sales Price (per Mcf)	$7.22	$7.01	$0.21	3.0%
     The slight increase in average sales price is the result of CNX Gas realizing higher hedging gains. CNX Gas periodically enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. For the nine months ended September 30, 2007, these physical and financial hedges represented approximately 12.7 Bcf of our gas sales volumes at an average price of $7.95 per Mcf, compared to approximately 13.0 Bcf at an average price of $7.49 per Mcf for the nine months ended September 30, 2006. Sales volumes increased as a result of additional wells coming online from our on-going drilling program. Also included within the 2007 period are the non-operated net revenue interest volumes and revenues associated with royalty and working interests; these volumes were not available in the 2006 period while the associated revenues were included in other income.

				Percentage
	2007	2006	Variance	Change
Royalty Interest Sales Volumes (Bcf)	5.4	5.6	(0.2)	(3.6)%
Average Sales Price (per Mcf)	$6.77	$7.42	$(0.65)	(8.8)%
     For accounting purposes, royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in average sales price relates to the volatility in the monthly volumes, contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

				Percentage
	2007	2006	Variance	Change
Purchased Gas Sales Volumes (Bcf)	0.5	5.4	(4.9)	(90.7)%
Average Sales Price (per Mcf)	$6.90	$7.67	$(0.77)	(10.0)%
     Purchased gas sales volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering and marketing fees. In the 2006 period, purchased gas sales and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. All contracts entered into prior to January 1, 2006 have now expired and new contracts are reflected in transportation expense on a net basis.
     Other income consists of the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Interest Income	$3,363	$2,169	$1,194	55.0%
Third Party Gathering Revenue	1,171	1,057	114	10.8%
Other Miscellaneous	141	(37)	178	481.1%
Insurance Settlements	0	9,088	(9,088)	(100.0)%
Royalty Income	0	7,198	(7,198)	(100.0)%

Total Other Income	$4,675	$19,475	$(14,800)	(76.0)%

     Interest income increased in 2007 as a result of a higher cash balance throughout a majority of the reporting period.
     Third party gathering revenue was higher due to an increase in the gathering rates CNX Gas charged its customers in 2007 compared to 2006, which was partially offset by actualizations associated with the termination and final settlement of our principal third party gathering agreements.
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

Costs and Expenses
     Costs and expenses decreased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Costs and Expenses:
Lifting Costs	$25,617	$24,115	$1,502	6.2%
Gathering and Compression Costs	46,593	43,021	3,572	8.3%
Royalty Interest Gas Costs	31,736	34,491	(2,755)	(8.0)%
Purchased Gas Costs	2,987	42,091	(39,104)	(92.9)%
Other	228	783	(555)	(70.9)%
General and Administrative	39,069	23,641	15,428	65.3%
Depreciation, Depletion and Amortization	36,325	27,437	8,888	32.4%
Interest Expense	3,686	9	3,677	40,855.6%

Total Costs and Expenses	$186,241	$195,588	$(9,347)	(4.8)%

     The decrease in total costs and expenses was primarily due to the accounting change related to purchased gas costs, offset by increased depreciation and administrative costs.

				Percentage
	2007	2006	Variance	Change
Sales Volumes (Bcf)	43.4	41.7	1.7	4.1%
Average Lifting Costs (per Mcf)	$0.59	$0.58	$0.01	1.7%
     Lifting costs per unit sold increased primarily due to increased well service and maintenance costs related to the increased number of wells in the period combined with the additional service rigs employed. These cost increases were partially offset by a decrease to expense as a result of an adjustment to the well plugging liability.

				Percentage
	2007	2006	Variance	Change
Sales Volumes (Bcf)	43.4	41.7	1.7	4.1%
Average Gathering and Compression Costs (per Mcf)	$1.07	$1.03	$0.04	3.9%
     The increase in gathering and compression unit costs was attributable to additional maintenance and compressor rental costs related to the increased number of wells in the period as well as higher power expenses related to increased megawatt hour rates charged by the power company. These increases were offset by lower firm transportation costs due to the in-service of the Jewell Ridge lateral in October 2006.

				Percentage
	2007	2006	Variance	Change
Royalty Interest Gas Cost Volumes (Bcf)	5.4	5.6	(0.2)	(3.6)%
Average Cost (per Mcf)	$5.83	$6.13	$(0.30)	(4.9)%
     For accounting purposes, royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease relates to the volatility in the monthly volumes as well as the mix of average and index prices used in calculating royalties.

				Percentage
	2007	2006	Variance	Change
Purchased Gas Cost Volumes (Bcf)	0.5	5.4	(4.9)	(90.7)%
Average Purchased Gas Costs (per Mcf)	$6.09	$7.84	$(1.75)	(22.3)%
     Purchased gas cost volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering and marketing fees. In the 2006 period, purchased gas sales and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. All contracts entered into prior to January 1, 2006 have now expired and new contracts are reflected in transportation expense on a net basis.
     Other costs and expenses decreased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Exploration	$1,558	$2,092	$(534)	(25.5)%
Imbalance	—	(582)	582	100.0%
Equity in (Earnings) of Affiliates	(1,330)	(727)	(603)	(82.9)%

Total Other Costs and Expenses	$228	$783	$(555)	(70.9)%

     Exploration costs have decreased due to a larger portion of exploration activity being capitalized in the current year as compared to the prior year. The imbalance is now included in outside sales. Additionally, equity in (earnings) of affiliates increased in 2007 compared to 2006, primarily due to increased production from our Knox Energy joint venture.
     General and administrative costs increased to $39,069 in 2007 from $23,641 in 2006 primarily due to increased litigation costs, additional consulting costs associated with our new integrated software implementation, the continued increase in staffing as a result of the continuing growth of the company from 162 employees on September 30, 2006 to 265 employees on September 30, 2007 as well as an increase in related long term incentive compensation costs.
     Depreciation, depletion and amortization have increased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change
Production	$22,793	$18,002	$4,791	26.6%
Gathering	13,532	9,435	4,097	43.4%

Total Depreciation, Depletion and Amortization	$36,325	$27,437	$8,888	32.4%

     The increase in production related depreciation, depletion and amortization was primarily due to increased production combined with the increase in units of production rates period to period. These rates, which are recalculated annually, increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and increased primarily as a result of the capital lease treatment of the Jewell Ridge lateral, which went into service in October of 2006.
     Interest expense increased as a result of our capital lease obligation on the Jewell Ridge pipeline, which went into service on October 28, 2006.
Income Taxes

				Percentage
	2007	2006	Variance	Change
Earnings Before Income Taxes	$172,167	$199,054	$(26,887)	(13.5)%
Tax Expense	$66,387	$77,432	$(11,045)	(14.3)%
Effective Income Tax Rate	38.6%	38.9%	(0.3)%
     CNX Gas’ effective tax rate decreased in 2007 primarily due to a slight decrease in the net effect of state income taxes and the impact of the manufacturer’s deduction.
Liquidity and Capital Resources
     We intend to satisfy our future working capital requirements and fund our capital expenditures with cash from operations and if necessary, our $200,000 credit facility. The credit agreement provides for a revolving credit facility in an initial aggregate outstanding principal amount of up to $200,000 with the ability to request an increase in the aggregate outstanding principal amount up to $300,000, including borrowings and letters of credit. We may use borrowings under the credit agreement for general corporate purposes, including transaction fees, letters of credit, acquisitions, capital expenditures and working capital. No borrowings are outstanding under our credit facility at September 30, 2007.
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
     We have also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net asset of $13,454 at September 30, 2007. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the three months and nine months ended September 30, 2007.
Cash Flows

	Year to Date	Year to Date
	2007	2006	Change
Cash provided by operating activities	$211,075	$205,943	$5,132
Cash (used in) investing activities	$(267,188)	$(118,440)	$(148,748)
Cash provided by financing activities	$7,343	$—	$7,343
•	Cash provided by operating activities increased due to various changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods, partially offset by a decrease in net income.

•	Cash used in investing activities increased due to our expanded capital program, including the acquisition of Peabody gas assets.

•	Cash provided by financing activities increased primarily due to the debt of the third party contractor rigs, which were consolidated under FIN 46.
Contractual Commitments
     The following is a summary of our significant contractual obligations at September 30, 2007. We estimate payments, net of any applicable reimbursements, related to these items at September 30, 2007 to be as follows:

		Within	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt Obligations (a)	$9,000	$2,760	$6,240	$—	$—
Capital (Finance) Lease Obligations (b)	64,557	2,719	6,076	7,036	48,726
Operating Lease Obligations	7,359	1,512	2,578	1,963	1,306
Other Long-Term Liabilities:
Gas Firm Transportation Obligation	50,655	7,392	14,554	10,482	18,227
Other Liabilities (c)	15,612	—	—	—	15,612
Well Plugging Liabilities	3,402	—	333	604	2,465
Pension	105	3	13	23	66
Postretirement Benefits Other than Pension	2,447	11	68	154	2,214

Total Contractual Obligations (d)	$153,137	$14,397	$29,862	$20,262	$88,616

(a)	The long term debt obligation relates to the debt of a third party contractor guaranteed by CNX Gas and consolidated as a variable interest entity. See Note 6 for further information.

(b)	In conjunction with the completion of the Jewell Ridge lateral in October 2006, CNX Gas entered into a 15 year firm transportation agreement with East Tennessee Natural Gas (ETNG), a subsidiary of Spectra Energy, at pre-determined fixed rates. The present value of our payments under this firm transportation agreement is approximately $64,557. In addition to providing us with transportation flexibility, the Jewell Ridge lateral will provide access for our production to alternate and growing Southeastern and East Coast markets.

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
     Sensitivity analyses of the incremental effects on future pre-tax income of a hypothetical 10% and 25% increase in natural gas prices for open derivative instruments as of September 30, 2007 are provided in the following table:

	Incremental decrease in pre-tax income assuming a
	Hypothetical price increase of:
	10%	25%
	(In millions)
Natural Gas (1)	$27.9	$70.4

(1)	CNX Gas remains at risk for possible changes in the market value of these derivative instruments, however, such risk should be reduced by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CNX Gas entered into derivative instruments to convert the market prices related to portions of the 2007 through 2009 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pretax income decreases. As of September 30, 2007, the fair value of these contracts was a net gain of $8,221 (net of $5,233 deferred tax). We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

Hedging Volumes
     As of October 17, 2007, our hedged volumes for the periods indicated are as follows:

	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	March 31	June 30	September 30	December 31	Total Year
2007 Fixed Price Volumes
Hedged Mcf	3,247,423	4,690,722	4,742,268	5,685,566	18,365,979
Weighted Average Hedge Price/Mcf	$7.77	$8.00	$8.00	$8.18	$8.02
2008 Fixed Price Volumes
Hedged Mcf	6,097,938	6,097,939	6,164,948	6,164,948	24,525,773
Weighted Average Hedge Price/Mcf	$8.39	$8.24	$8.29	$8.29	$8.30
2009 Fixed Price Volumes
Hedged Mcf	4,175,258	1,407,216	1,422,681	479,381	7,484,536
Weighted Average Hedge Price/Mcf	$8.82	$8.08	$8.15	$8.06	$8.51
     CNX Gas is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review.
     All CNX Gas transactions are denominated in U.S. dollars, and, as a result, we do not have any exposure to currency exchange-rate risks.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     CNX Gas, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that CNX Gas’ disclosure controls and procedures are effective as of September 30, 2007 to ensure that information required to be disclosed by CNX Gas in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

3.1	Second Amended and Restated Bylaws of CNX Gas Corporation are incorporated herein by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 16, 2007.

10.1	Offer letter to Dr. DeAnn Craig dated June 18, 2007

10.2	Schedule of Compensation of Non-Employee Directors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: October 30, 2007

CNX Gas Corporation
By:	/s/ Nicholas J. DeIuliis
Nicholas J. DeIuliis
President and Chief Executive Officer (Duly Authorized Officer)

By:	/s/ Mark D. Gibbons
Mark D. Gibbons
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1	Second Amended and Restated Bylaws of CNX Gas Corporation are incorporated herein by reference from Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on August 16, 2007.

10.1	Offer letter to Dr. DeAnn Craig dated June 18, 2007

10.2	Schedule of Compensation of Non-Employee Directors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.