Form 10-K
period 2007-12-31
CNX Gas CORP
filed 2008-02-15
CIK 1335793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007;
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2007, based on the closing price of the common stock on the New York Stock Exchange on such date ($30.60 per share), was $853,531,828. For purposes of determining this amount, affiliates include directors and executive officers, who, as of June 30, 2007, in the aggregate held 85,062 shares (including shares held in 401(k) plans, shares held by trusts with respect to which the director or executive officer was trustee, and shares held jointly with a spouse, but not including shares underlying vested options or vested restricted stock units), and CONSOL Energy Inc., which held 122,896,667 shares.

The number of shares outstanding of the registrant’s common stock as of January 31, 2008 is 150,916,698 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of CNX Gas Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 21, 2008, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III

FORWARD-LOOKING STATEMENTS

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

Except as otherwise noted or unless the context otherwise requires, (i) the information in this Annual Report on Form 10-K gives effect to the contribution to CNX Gas of the CONSOL Energy gas business effective as of August 8, 2005, (ii) CNX Gas refers, with respect to any date prior to the effective date of that contribution, to the CONSOL Energy gas business and, with respect to any date on or subsequent to the effective date of the contribution, to CNX Gas and our subsidiaries, (iii) “CONSOL Energy” refers to CONSOL Energy Inc. and its subsidiaries other than CNX Gas and the companies which conducted CONSOL Energy’s gas business, and (iv) reserve and operating data are as of December 31, 2007 unless otherwise indicated. The estimates of our proved reserves as of December 31, 2007, 2006, and 2005 included in this Annual Report are based on reserve reports prepared by Schlumberger Data and Consulting Services. The estimates of our proved reserves as of December 31, 2004 and 2003 (set forth in Item 6, “Selected Financial Data — Other Financial Data”) are based on reserve reports prepared by Ralph E. Davis Associates, Inc. and Schlumberger Data and Consulting Services. Unless otherwise noted, we discuss production, per unit revenue and per unit costs net of any royalty owners’ interest. With respect to production and reserves, we use the word “net” to indicate when a number does not include the royalty owners’ interest. With respect to acres, we use the word “net” to describe our aggregate fractional interest in property that we control by deed or lease. With the exception of earnings per share data, we discuss dollars in thousands throughout this Form 10-K. Financial information concerning industry segments, as defined by accounting principles generally accepted in the United States of America, for the twelve months ended December 31, 2007, 2006 and 2005 is included in Note 18 to the Consolidated Financial Statements included as Item 8 in Part II of this Annual Report on Form 10-K.

General

We are engaged in the exploration, development, production and gathering of natural gas primarily in the Appalachian and Illinois Basins. In particular, we are a leading developer of coalbed methane (CBM) and are beginning to assess multiple shale plays in emerging areas. CONSOL Energy Inc. (CONSOL Energy) owns 81.7% of our outstanding common stock. In August 2005, we acquired all of CONSOL Energy’s rights associated with CBM from 4.5 billion tons of proved coal reserves owned or controlled by CONSOL Energy in Northern Appalachia, Central Appalachia, the Illinois Basin and other western basins. As of December 31, 2007, we had 1.343 Tcfe of net proved reserves, including our portion of equity affiliates, with a PV-10 value of $2,287,427 and a standardized measure of discounted after tax future net cash flows attributable to our proved reserves of $1,389,540. Our proved reserves are approximately 99% CBM and 50% proved developed. We are one of the largest gas producers in the Appalachian Basin with net sales of 58.2 Bcf for the twelve months ended December 31, 2007. Our proved reserves are long-lived with a reserve life index of 23.1 years.

History of CNX Gas

We began extracting CBM in the early 1980s from coal seams in Virginia in order to reduce the gas content in the coal being mined by CONSOL Energy. We developed techniques to extract CBM from coal seams prior to mining in order to enhance the safety and efficiency of CONSOL Energy’s mining operations. Typically, the gas was vented to the atmosphere. As a result of our more than 20 years of experience with CBM extraction, we believe our management has developed industry-leading expertise in this type of gas production.

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

CNX Gas Corporation (CNX Gas) was formed on June 30, 2005. CONSOL Energy contributed its gas assets to CNX Gas effective August 8, 2005.

Our common stock commenced trading on the New York Stock Exchange (“NYSE”) under the symbol “CXG” on January 19, 2006.

On January 29, 2008, CONSOL Energy announced an intention to commence an exchange offer to acquire the 18.3% of outstanding shares of CNX Gas that CONSOL Energy does not currently own.

Our Relationship with CONSOL Energy

Prior to August 2005, we conducted business through various companies that were subsidiaries or joint ventures of CONSOL Energy, a public company traded on the NYSE under the symbol “CNX.” Those companies include: CNX Gas Company, LLC; Cardinal States Gathering Company (“CSGC”); a 50.0% interest in Coalfield Pipeline Company; a working interest in Knox Energy, LLC; a 50.0% interest in Buchanan Generation, LLC; and various other joint ventures. These are the companies primarily responsible for the exploration, production, gathering and sale of our gas, with the exception of Buchanan Generation, LLC, which uses our gas to generate electricity from a generating facility located near our Virginia gas field. CONSOL Energy owned 81.7% of the outstanding common stock of CNX Gas as of December 31, 2007.

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

Coordination with Mining Activities

Approximately 27% of our current gas production is produced in connection with coal extraction by CONSOL Energy. It is essential that gas liberated by the mining process be removed from the mine in order to maintain a safe working environment in the mine. As a result, a portion of our gas extraction activity is determined based upon the needs of the related mining activity.

Through close cooperation and coordination between CNX Gas and CONSOL Energy, we prepare an annual drilling program that meets the needs of both companies. The master cooperation and safety agreement provides that each year, in consultation with CONSOL Energy, CNX Gas will outline its drilling plans to show: (i) the general area of development and exploration drilling and the number of wells proposed to be drilled in the following calendar year, and (ii) the approximate location of all production, treatment and gathering related systems proposed to be installed by CNX Gas.

Gas Operations

We primarily produce CBM, which is gas that resides in coal seams. In the eastern United States, conventional natural gas fields typically are located in various types of sedimentary formations at depths ranging from 2,000 to 15,000 feet. Exploration companies often put their capital at risk by searching for gas in commercially exploitable quantities at these depths. By contrast, gas in the coal seams that we drill or anticipate drilling is typically in formations less than 2,500 feet deep which are usually better defined than deeper formations. We believe that this contributes to lower exploration costs for CNX Gas than those incurred by producers that operate in deeper, less defined formations; however, we intend to increase our exploration efforts in the shale and deeper formations.

Areas of Operation

In the Appalachian Basin we operate principally in Central Appalachia and Northern Appalachia, which represent our two reportable segments. We also operate in the Illinois Basin. The five areas we see playing prominent roles in our portfolio in the near future are as follows:

•	first, in Central Appalachia, Virginia Operations CBM, our traditional and largest area of operation, where we have typically produced CBM from vertical wells which we drill ahead of mining and gob gas wells;

•	second, in Northern Appalachia, the Mountaineer CBM play in northwestern West Virginia and southwestern Pennsylvania where our first major drilling program using vertical-to-horizontal well designs is into full scale development;

•	third, in Northern Appalachia, the Nittany CBM play in central Pennsylvania where we have substantial holdings and transitioned initial exploratory testing activities into full scale development;

•	fourth, in the Illinois Basin, Cardinal, the New Albany shale play in western Kentucky, Indiana and Illinois which has economic potential where we are in the midst of exploratory testing activities; and

•	last, in addition to the above areas, we believe we have Appalachian shale potential in the Marcellus, Huron, and Chattanooga shales. Additional potential exists in the Trenton Black River formation which is thought to underlie nearly all of the Appalachian shales. We will continue to evaluate our acreage position in these areas, with the commencement of an exploration program in 2008.

Central Appalachia

Virginia Operations CBM

We have the right to extract CBM in this region from approximately 368,000 net CBM acres, which cover a portion of coal reserves owned or controlled by CONSOL Energy in Central Appalachia. We acquired CONSOL Energy’s rights associated with CBM in this region upon inception. We produce gas primarily from the Pocahontas #3 seam which is the main coal seam mined by CONSOL Energy in this region. This seam is generally found at depths of 2,000 feet and generally ranges from 3 to 6 feet thick. The gas content of this seam is typically between 400 and 600 cubic feet of gas per ton of coal in place. In addition, there are as many as 50 thinner seams present in the several hundred feet above the main Pocahontas #3 seam. Collectively, this series of coal seams represents a total thickness ranging from 15 to 40 feet. We have access to over 1,300 core samples that allow us to determine the amount of coal present, the geologic structure of the coal seam and the gas content of the coal.

We coordinate some of our CBM extraction with the subsurface coal mining of CONSOL Energy. The initial phase of CBM extraction involves drilling a traditional vertical wellbore into the coal seam in advance of future mining activities. In general, we drill these wells into the coal seam ahead of the planned mining recovery in an area. To stimulate the flow of CBM to the wellbore, we fracture the coal seam by pumping water or inert gases into the coal seam. Once established, these fractures are maintained by further forcing sand into the fractures to keep them from closing, allowing CBM to desorb from the coal and migrate along the series of fractures into the wellbore. We refer to this type of well as a “frac well.” In 2007, frac wells account for approximately 73.0% of our daily Virginia production.

Because some of our gas is produced in association with subsurface mining, we have a unique opportunity to evaluate the effectiveness of our fracture techniques. We can enter the coal mine and inspect the fracture pattern created in the seam as the mining process exposes more of the coal. As a result, we have had the opportunity to gain insight into the efficiency of our fracturing techniques that is not available in a conventional production scenario. We have used this knowledge to modify and improve the effectiveness of our fracturing techniques.

Eventually, subsurface mining activities will mine through the frac wells that are drilled in advance of the mine development plan. As the main coal seam is removed from an area (called a “panel”), a rubble zone (called “gob”) is formed in the cavity created by the extraction of the coal. When the coal is removed, the rock above, which includes as many as 50 thinner coal seams that cannot be mined, collapses into the void. These seams become extensively fractured and release substantial volumes of gas as they collapse. We drill vertical wells (called “gob wells”) into the gob to extract the additional gas that is released. Approximately 26% of our Virginia gas production comes in the form of gob gas.

We also drill long horizontal wellbores into the coal seam from within active mines. We strategically locate these horizontal wells within the pattern of existing frac wells to further accelerate the desorption of CBM from the coal seam. As of December 31, 2007, we have drilled 15 of these “in-mine” horizontal wells, some of which have been extended to lengths of 5,000 feet. The results from these wells are encouraging and suggest that a more efficient recovery of gas in place is possible ahead of mining operations. The production rates from frac wells have not been adversely impacted by the introduction of nearby horizontal wellbores in the coal seam. In fact, we believe production at offsetting frac wells has actually increased due to the further reductions in pressure within the coal seam caused by the horizontal wells. We intend to increase our use of the horizontal wells drilled within an active mine in our future development plans. In-mine horizontal wells accounted for approximately 1% of Virginia production in 2007, while it is estimated to account for approximately 1.5% of future daily production.

Virginia Operations Shale and Tight Sands

We have 193,000 net acres of Huron shale potential in Kentucky and Virginia; a portion of this acreage has tight sands potential. Our 2008 exploration program includes projected expenditures for testing the Huron shale.

Tennessee

Through a joint venture known as Knox Energy, LLC, in which we have a working interest, we control oil and gas rights (including the Chattanooga shale) and CBM rights on approximately 102,000 net leasehold acres in Anderson, Campbell, Morgan, Scott, and Roane Counties, Tennessee. Knox Energy farmed out limited drilling rights on this acreage to a third party through January 31, 2008; we are currently negotiating an extension through December 31, 2012. Under the extension being negotiated, Knox Energy retains the right to participate up to a 50% working interest in wells drilled by the third party. Knox Energy also retains the right to propose and drill horizontal wells in the Chattanooga shale formation, subject to the third party’s right to participate at a 25% working interest. As of December 31, 2007, we have 34.875 net wells that we are operating, while we also participate in another 22.125 net wells operated by a third party. In total, we have an inventory of approximately 2,900 drilling locations on this acreage, none of which are proved undeveloped locations. At December 31, 2007, we had 3.6 Bcfe of proved reserves in this area. Our overall Chattanooga shale acreage position is 132,000 net acres. Our 2008 exploration program includes projected expenditures for testing the Chattanooga shale.

We also control other property in east Kentucky and Tennessee that represents approximately 225,000 net CBM acres.

Northern Appalachia

Mountaineer CBM

We have the right to extract CBM in this region from approximately 684,000 net CBM acres, which contain most of the recoverable coal reserves owned or controlled by CONSOL Energy in Northern Appalachia. We have acquired all of CONSOL Energy’s rights associated with CBM in this region. We produce gas primarily from the Pittsburgh #8 coal seam. This seam is generally found at depths of less than 1,000 feet and generally ranges from 4 to 7 feet thick. The gas content of this seam is typically between 100 and 250 cubic feet of gas per ton of coal in place. There are additional coal seams above and below the Pittsburgh #8 seam. Collectively, this series of coal seams represents a total thickness ranging from 10 to 30 feet. We have access to over 7,000 core samples that allow us to determine the amount of coal present, the geologic structure of the coal seam and the gas content of the coal.

Due to the significant geological differences between the Pittsburgh #8 seam in Mountaineer and the Pocahontas #3 seam in Virginia, we have found that alternative extraction techniques are more effective than vertical frac wells in this area. Instead of using frac wells, we utilize well designs that rely on the application of vertical-to-horizontal drilling techniques. This well design includes a vertical wellbore that is intersected by a second well that has up to four horizontal lateral sections in the coal. Together, this well system facilitates extraction of CBM and water from the coal seam. The horizontal wellbores, extending up to 5,000 feet from the point of intersection with the vertical wellbore, expose large amounts of coal surface area allowing for the migration of water and CBM from the coal seam. This design creates up to 12,000 feet of total productive wellbore. The wells are spaced in sections up to a square mile. The vertical well, equipped with a mechanical pump, provides a sump for water produced by the coal seam to collect and enables the collected water to be lifted to the surface for disposal. In addition to our vertical-to-horizontal drilling, we also develop gob wells in this region associated with CONSOL Energy’s mines.

In 2007, we drilled 62 vertical-to-horizontal CBM wells in Mountaineer. We expect to achieve peak production rates of nearly 4 Mcf/d per 100 feet of lateral exposure in the development of the Pittsburgh #8 seam area of this play. As of December 31, 2007, wells that have been de-watered are meeting this expectation.

Nittany CBM

We have the right to extract CBM in this region of Pennsylvania from approximately 248,000 net CBM acres. We have acquired all of CONSOL Energy’s rights associated with CBM in this region. In 2007, we drilled 14 wells and connected 10 wells, which are currently producing CBM. Our 2008 program includes expenditures for 100 development wells.

Marcellus Shale

We have 161,000 net acres of Marcellus shale potential in Ohio, Pennsylvania, West Virginia, and New York. Our 2008 exploration program includes projected expenditures for testing the Marcellus shale.

Shallow Oil

We have approximately 61,200 acres with shallow oil potential in Ohio that we are currently assessing.

Others

Cardinal Shale

As of December 31, 2007, we controlled approximately 300,000 net acres of rights to gas in the New Albany shale in Kentucky, Illinois, and Indiana. The New Albany shale is a formation containing gaseous hydrocarbons and our acreage position has thickness of 50-300 feet at an average depth of 2,500-4,000 feet. As of December 31, 2007, we have identified test well locations and we have spudded several exploratory wells. We are using a standard drilling rig to drill up to 4,000 vertical feet. We also have identified the potential for shallow oil and CBM in this area and will continue to evaluate.

Illinois Basin CBM

We also control 573,000 net CBM acres, including 92,000 net CBM acres which contain most of the recoverable coal reserves owned or controlled by CONSOL Energy in Illinois.

Other Acreage

We have the right to extract CBM on 139,000 net acres in the San Juan Basin, 38,000 net acres in the Powder River Basin, 41,000 net acres in eastern Ohio, and 51,000 net acres in central West Virginia. We also have the right to extract Oil and Gas on 43,000 net acres in the San Juan Basin, 9,000 net acres in the Powder River Basin, and 53,000 net acres in various other areas.

Summary of Properties as of December 31, 2007

	Central	Northern
	Appalachia	Appalachia	Other	Total

Estimated Net Proved Reserves (Bcfe)	1,242.4	87.3	13.8	1,343.5
Percent Developed	48.8%	58.1%	100%	50.0%
Net Producing Wells	2,650	195	144	2,989
Net Proved Developed CBM Acres	134,968	52,760	—	187,728
Net Proved Undeveloped CBM Acres	33,370	35,980	—	69,350
Net Unproved CBM Acres(1)	425,431	934,822	749,902	2,110,155

Total Net CBM Acres	593,769	1,023,562	749,902	2,367,233

Net Proved Developed Oil & Gas Acres	6,104	—	34,737	40,841
Net Proved Undeveloped Oil & Gas Acres	—	—	—	—
Net Unproved Oil & Gas Acres(1)	314,959	177,255	358,414	850,628

Total Net Oil & Gas Acres	321,063	177,255	393,151	891,469

(1)	Includes areas leased to others or participation interests in third party wells as well as small acreage in other areas.

Drilling

During the twelve months ended December 31, 2007, 2006 and 2005, we drilled 370, 272, and 184 net development wells, respectively, all of which were productive. Gob wells and wells drilled by other operators that we participate in are excluded. As of December 31, 2007, we had no dry development wells, and 32 wells are still in process. The following table illustrates the wells referenced above by geographic region:

Development Wells (Net)

	For the Twelve Months Ended December 31,
	2007	2006	2005
	Wells	Wells	Wells

Central Appalachia	294	253	176
Northern Appalachia	76	19	8

Total	370	272	184

During the twelve months ended December 31, 2007, 2006 and 2005, we drilled in the aggregate 9, 4, and 15 net exploratory wells, respectively. The following table illustrates the exploratory wells by geographic region:

Exploratory Wells (Net)

	As of December 31,
	2007			2006			2005
	Producing	Dry	Still Eval.	Producing	Dry	Still Eval.	Producing	Dry	Still Eval.

Central Appalachia	3	0	0	2	0	0	2	0	0
Northern Appalachia	0	0	0	0	0	2	13	0	0
Other	1	0	5	0	0	0	0	0	0

Total	4	0	5	2	0	2	15	0	0

Summary of Other Operating Data

Production

The following table sets forth net sales volume produced for the periods indicated, including our portion of equity affiliates.

	For the Twelve Months
	Ended December 31,
	2007	2006	2005

Total Produced (Mmcf)	58,249	56,135	48,390

Average Sales Prices and Lifting Costs

The following table sets forth the average sales price, including hedging transactions, and the average lifting cost, including our portion of equity interests, for all of our gas production for the periods indicated. Lifting cost is the cost of raising gas to the gathering system and does not include depreciation, depletion or amortization.

	For the Twelve Months
	Ended December 31,
	2007	2006	2005

Average Gas Sales Price Including Effects of Financial Settlements (per Mcf)	$7.20	$7.04	$5.90
Average Lifting Cost (per Mcf)	$0.68	$0.60	$0.64

Productive Wells and Acreage

Most of our development wells and acreage are located in Central Appalachia. Some leases are beyond their primary term, but these leases are extended in accordance with their terms as long as certain drilling commitments are satisfied. The following table sets forth, at December 31, 2007, the number of CNX Gas producing wells, developed acreage and undeveloped acreage:

	Gross	Net(1)

Producing Wells	3,800	2,989
Proved Developed Acreage	230,545	228,569
Proved Undeveloped Acreage	71,434	69,350
Unproven Acreage	3,505,970	2,960,783

Total Acreage	3,807,949	3,258,702

(1)	Net acres do not include acreage attributable to the working interests of our principal joint venture partners and the portions of certain proved developed acreage attributable to property we have leased to third-party producers. Additional adjustments (either increases or decreases) may be required as we further develop title to and further confirm our rights with respect to our various properties in anticipation of development. We believe that our assumptions and methodology in this regard are reasonable.

Sales

CNX Gas enters into physical gas sales transactions with various counterparties for terms varying in length. Reserves and production estimates are believed to be sufficient to satisfy these obligations. In the past, other than interstate pipeline outages related to maintenance, we have not failed to deliver quantities required under contract. CNX Gas has also entered into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions and represented approximately 18.4 Bcf of our produced gas sales volumes for the twelve months ended December 31, 2007 at an average price of $8.01 per Mcf. As of December 31, 2007, we expect these transactions will cover approximately 24.5 Bcf of our estimated 2008 production at an average price of $8.30 per Mcf.

CNX Gas has purchased firm transportation capacity on various interstate pipelines to ensure gas production flows to market. As of December 31, 2007, CNX Gas has secured firm transportation capacity to cover more than its 2008 hedged production.

The hedging strategy and information regarding derivative instruments used are outlined in “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Qualitative and Quantitative Disclosures About Market Risk,” and in Note 16 to the Consolidated Financial Statements.

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

	Net Reserves (Mmcfe)
	As of December 31,
	2007		2006		2005
	Consolidated		Consolidated		Consolidated
	Operations	Affiliates	Operations	Affiliates	Operations	Affiliates

Estimated proved developed reserves	667,726	3,584	609,700	2,200	549,574	2,672
Estimated proved undeveloped reserves	672,183	—	653,593	—	578,150	—

Total estimated proved developed and undeveloped reserves	1,339,909	3,584	1,263,293	2,200	1,127,724	2,672

Discounted Future Net Cash Flows

The following table shows our estimated future net cash flows and total standardized measure of discounted future net cash flows at 10%:

	Discounted Future Net Cash Flows
	As of December 31,
	2007	2006	2005
	(Dollars in thousands)

Future net cash flows (net of tax)	$3,609,195	$2,483,887	$5,149,938
Total PV-10 measure of pre tax discounted future net cash flows(1)	$2,287,427	$1,499,664	$3,051,866
Total standardized measure of after tax discounted future net cash flows	$1,389,540	$934,891	$1,870,794

(1)	We calculate our PV-10 value in accordance with the following table. Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company impact the amount of future income taxes estimated to be paid, the use of a pre-tax measure is valuable when comparing companies based on reserves. PV-10 is not a measure of financial or operating performance under GAAP. PV-10 should not be considered as an alternative to the standardized measure as defined under GAAP. We have included a reconciliation to the most directly comparable GAAP measure — after-tax discounted future net cash flows.

Reconciliation of PV-10 to Standardized Measure

	As of December 31,
	2007	2006	2005
	(Dollars in thousands)

Future cash inflows	$9,509,665	$7,105,265	$11,675,551
Future Production Costs	(3,004,619)	(2,568,731)	(2,852,033)
Future Development Costs (including abandonments)	(636,436)	(552,114)	(422,315)

Future net cash flows (pre-tax)	5,868,610	3,984,420	8,401,203
10% discount factor	(3,581,183)	(2,484,756)	(5,349,337)

PV-10 (Non-GAAP measure)	2,287,427	1,499,664	3,051,866

Undiscounted Income Taxes	(2,259,415)	(1,500,533)	(3,251,265)
10% discount factor	1,361,528	935,760	2,070,193

Discounted Income Taxes	(897,887)	(564,773)	(1,181,072)

Standardized GAAP measure	$1,389,540	$934,891	$1,870,794

Competition

We operate primarily in the eastern United States. We believe that the gas market is highly fragmented and not dominated by any single producer. We believe that several of our competitors have devoted far greater resources than we have to gas exploration and development. We believe that competition within our market is based primarily on operating cost and the proximity of gas fields to customers.

Employee and Labor Relations

As of December 31, 2007, CNX Gas had 281 employees. None of our employees is represented by a union.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements and other documents with the Securities and Exchange Commission (SEC) pursuant to the Securities Exchange Act of 1934. All documents that we file with the SEC are available for reading and copying in the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please contact the SEC at 1-800-SEC-0330 for further information regarding the operations of the public reference room. These SEC filings are also available over the Internet at the SEC’s website, www.sec.gov.

We make copies of these documents available on our own Internet website, www.cnxgas.com, as soon as reasonably possible after we have furnished such information to the SEC. Information contained on or connected to our website which is not directly incorporated by reference into this Form 10-K should not be considered part of this report or any other filing that we make with the SEC.

In addition, charters for the committees of our Board of Directors and our Code of Ethics and Business Conduct, one for directors and the other for employees, can be found on our Internet website under the heading “Corporate Governance.” Stockholders may request copies of these documents by writing to the Investor Relations Department at 5 Penn Center West, Suite 401, Pittsburgh, Pennsylvania 15276-0102. Our Code of Employee Business Conduct and Ethics applies to CNX Gas’ Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), principal accounting officer or controller and persons performing similar functions. If CNX Gas makes any amendments to the code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the code applicable to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, CNX Gas will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its website or in a report on Form 8-K filed with the Securities and Exchange Commission.

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

It is not possible to quantify the costs of compliance with all applicable federal and state environmental laws. While those costs have not been significant in the past, they could be significant in the future. CNX Gas had no significant environmental control facility expenditures for the twelve months ended 2007, 2006 and 2005. Any environmental costs are in addition to well closing costs; property restoration costs; and other, significant, non-capital environmental costs, including costs incurred to obtain and maintain permits, to gather and submit required data to regulatory authorities, to characterize and dispose of wastes and effluents, and to maintain management operational practices with regard to potential environmental liabilities. Compliance with these federal and state environmental laws has increased the cost of gas production, but is, in general, a cost common to all domestic gas producers.

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

CNX Gas is subject to various generally-applicable federal environmental laws, including the following:

•	the Clean Air Act;

•	the Clean Water Act;

•	the Toxic Substances Control Act;

•	the Endangered Species Act;

•	the Resource Conservation and Recovery Act; and

•	the Emergency Planning and Community Right-to-Know Act;

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

CNX Gas owns certain natural gas pipeline facilities that we believe meet the traditional tests which the Federal Energy Regulatory Commission has used to establish a pipeline’s status as a gatherer not subject to the Federal Energy Regulatory Commission jurisdiction.

Additional proposals and proceedings that might affect the gas industry may be pending before Congress, the Federal Energy Regulatory Commission, the Minerals Management Service, state commissions and the courts. CNX Gas cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, CNX Gas does not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of CNX Gas or its subsidiaries. No material portion of CNX Gas’ business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

State Regulation of Gas Operations — United States

CNX Gas operations are also subject to regulation at the state and in some cases, county, municipal and local governmental levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, the disposal of fluids used in connection with operations, and gas operations producing coalbed methane in relation to active mining. CNX Gas’ operations are also subject to various conservation laws and regulations. These include regulations that affect the size of drilling and spacing units or proration units, the density of wells which may be drilled and the unitization or pooling of gas properties. In addition, state conservation laws establish maximum rates of production from gas wells, and generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. A number of states have either enacted new laws or may be considering the adequacy of existing laws affecting gathering rates and/or services. Other state regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. CNX Gas’ gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although CNX Gas does not believe that it would be affected by such regulation any differently than other natural gas producers or gatherers. However, these regulatory burdens may affect profitability, and CNX Gas is unable to predict the future cost or impact of complying with such regulations.

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

Virginia

The vast majority of CBM we produce as well as our proved reserves are in Virginia. The Virginia Supreme Court has stated that the grant of coal rights only does not include rights to CBM absent an express grant of CBM, natural gases, or minerals in general.

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

West Virginia

In West Virginia, its Supreme Court has held that, in a conventional oil and gas lease executed prior to the inception of widespread public knowledge regarding CBM operations, the oil and gas lessee did not acquire the right to produce CBM. As of December 31, 2007, the West Virginia courts have not clarified who owns CBM in West Virginia. Therefore, the ownership of CBM is an open question in West Virginia.

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

Northern Appalachia.  As used in this Annual Report, Northern Appalachia includes Pennsylvania, northern West Virginia, and southern New York.

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

General Risk Factors

Natural gas prices are volatile, and a decline in natural gas prices would significantly affect our financial results and impede our growth.

Our revenue, profitability and cash flow depend upon the prices and demand for natural gas. The markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Changes in natural gas prices have a significant impact on the value of our reserves and on our cash flow. In the past we have used hedging transactions to reduce our exposure to market price volatility when we deemed it appropriate. If we choose not to engage in, or reduce our use of hedging arrangements in the future, we may be more adversely affected by changes in natural gas and oil prices than our competitors who engage in hedging arrangements to a greater extent than we do.

Prices for natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of natural gas;

•	the price of foreign imports;

•	overall domestic and global economic conditions;

•	the consumption pattern of industrial consumers, electricity generators and residential users;

•	weather conditions;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations;

•	proximity and capacity of gas pipelines and other transportation facilities; and

•	the price and availability of alternative fuels.

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

Additionally, lower natural gas prices may reduce the amount of natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our estimates of development costs increase, production data factors change, or our exploration results deteriorate, accounting rules may require us to write down as a non-cash charge to earnings the carrying value of our natural gas properties. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management’s plans change with respect to those assets. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

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

The timing of both our production and our incurrence of expenses in connection with the development and production of natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general. In addition, if natural gas prices decline by $0.10 per Mcf, then the pre-tax PV-10 of our proved reserves as of December 31, 2007 would decrease from $2,287,427 to $2,239,746. The standardized GAAP measure associated with this decline of $0.10 per Mcf, would be approximately $1,359,939.

Unless we replace our natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition, results of operations and cash flows.

Producing natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Because total estimated proved reserves include our proved undeveloped reserves at December 31, 2007, production is expected to decline even if those proved undeveloped reserves are developed and the wells produce as expected. The rate of decline will change if production from our existing wells declines in a different manner than we have estimated and can change under other circumstances. Thus, our future natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

Our exploration and development activities may not be commercially successful.

The exploration for and production of gas involves numerous risks. The cost of drilling, completing and operating wells for CBM or other gas is often uncertain, and a number of factors can delay or prevent drilling operations or production, including:

•	unexpected drilling conditions;

•	title problems;

•	pressure or irregularities in geologic formations;

•	equipment failures or repairs;

•	fires or other accidents;

•	adverse weather conditions;

•	reductions in natural gas prices;

•	pipeline ruptures; and

•	unavailability or high cost of drilling rigs, other field services and equipment.

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

In 2008 and beyond we plan to conduct testing and development activities in areas where we have little or no proved reserves, such as certain areas in Pennsylvania and Kentucky. These exploration, drilling and production activities will be subject to many risks, including the risk that CBM or natural gas is not present in sufficient quantities in the coal seam or target strata, or that sufficient permeability does not exist for the gas to be produced economically. We have invested in property, and will continue to invest in property, including undeveloped leasehold acreage, that we believe will result in projects that will add value over time. Drilling for CBM, natural gas and oil may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting drilling, operating and other costs. We cannot be certain that the wells we drill in these new areas will be productive or that we will recover all or any portion of our investments.

Our business depends on transportation facilities owned by others. Disruption of, capacity constraints in, or proximity to pipeline systems could limit sales of our gas.

We transport our gas to market by utilizing pipelines owned by others. If pipelines do not exist near our producing wells, if pipeline capacity is limited or if pipeline capacity is unexpectedly disrupted, our gas sales could be limited, reducing our profitability. If we cannot access pipeline transportation, we may have to reduce our production of gas or vent our produced gas to the atmosphere because we do not have facilities to store excess inventory. If our sales are reduced because of transportation constraints, our revenues will be reduced, which will also increase our unit costs. If we cannot obtain transportation capacity and we do not have the ability to store gas, we may have to reduce production. If pipeline quality tariffs change, we might be required to install additional processing equipment which could increase our costs. The pipeline could curtail our flows until the gas delivered to their pipeline is in compliance.

Increased industry activity may create shortages of field services, equipment and personnel, which may increase our costs and may limit our ability to drill and produce from our natural gas properties

Due to current industry demands, well service providers and related equipment are in short supply. The demand for qualified and experienced field personnel to drill wells and conduct field operations, including geologists, geophysicists, engineers and other professionals in the natural gas and oil industry can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages. These shortages may lead to escalating prices, the possibility of poor services, inefficient drilling operations, and personnel injuries. Such pressures will likely increase the actual cost of services, extend the time to secure such services and add costs for damages due to accidents sustained from the over use of equipment and inexperienced personnel. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling equipment, crews and associated supplies, equipment and services. We believe that these shortages could continue. In addition, the costs and delivery times of equipment and supplies are substantially greater in periods of peak demand. Accordingly, we cannot assure that we will be able to obtain necessary drilling equipment and supplies in a timely manner or on satisfactory terms, and we may experience shortages of, or material increases in the cost of, drilling equipment, crews and associated supplies, equipment and services in the future. Any such delays and price increases could adversely affect our ability to pursue our drilling program and our results of operations.

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

Acquisitions are subject to the risks and uncertainties of evaluating reserves and potential liabilities and may be disruptive and difficult to integrate into our business

From time to time we consider various acquisition opportunities. We could be subject to significant liabilities related to any completed acquisition. Generally, it is not feasible to review in detail every individual property included in an acquisition. Ordinarily, a review is focused on higher valued properties. However, even a detailed review of all properties and records may not reveal existing or potential problems in all of the properties, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities prior to acquisition. We will not always inspect every well we acquire, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is performed.

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

The coal shale and other strata from which we produce gas frequently contain water and the gas often contains impurities, both of which may hamper our ability to produce gas in commercial quantities or economically.

Coal shale and other strata frequently contain water that must be removed in order for the gas to detach from the coal and flow to the wellbore. Our ability to remove and dispose of sufficient quantities of water from the coal seam will determine whether or not we can produce gas in commercial quantities. The cost of water disposal may affect our profitability. Further, a substantial amount of our gas needs to be processed in order to make it salable to our intended customers. At times, the cost of processing this gas relative to the quantity of gas from a particular well, or group of wells, may outweigh the economic benefit of selling that gas, and our profitability may decrease due to the reduced production and sale of gas.

We may be unable to retain our existing senior management team and/or our key personnel who have expertise in coalbed methane extraction and our failure to continue to attract qualified new personnel could adversely affect our business.

Our business requires disciplined execution at all levels of our organization to ensure that we continually develop our reserves and produce gas at profitable levels. This execution requires an experienced and talented management and production team. If we were to lose the benefit of the experience, efforts and abilities of any of our key executives and/or the members of our team that have developed substantial expertise in coalbed methane extraction, such as Nicholas DeIuliis, Chief Executive Officer and President, our business could be materially adversely affected. No employment agreements have been or are expected to be executed with these key executives. Furthermore, our ability to manage our growth, if any, will require us to continue to train, motivate and manage our employees and to attract, motivate and retain additional qualified managerial and production personnel. Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

We are party to, and may in the future become party to, joint ventures and other arrangements with third parties that may impact our operations and our financial performance.

We have entered into several joint venture arrangements with third parties. For example, we are involved with third parties including New River Energy, LLC with respect to Knox Energy (exploration and production) (as described above, we have a working interest in the properties controlled by Knox Energy which are further subject to a farm-out agreement with Atlas America) and Coalfield Pipeline Company (Coalfield Pipeline) (gas pipeline), and Allegheny Energy Supply with respect to Buchanan Generation, LLC (Buchanan Generation) (peaker electrical power generation plant); we are parties to a joint exploration agreement with Kelly Oil & Gas, Inc. (Kelly Oil), Excelsior Exploration Corporation, Ceja Corporation (exploration and production), and a third-party operator. We may also enter into other arrangements like these in the future. In many instances we depend on these third parties for elements of these arrangements that are important to the success of the joint venture and the performance of these third parties’ obligations or their ability to meet their obligations under these arrangements are outside our control. If these parties do not meet or satisfy their obligations under these arrangements, the performance and success of these arrangements may be adversely affected. If our current or future joint venture partners are unable to meet their obligations we may be forced to undertake the obligations ourselves and/or incur additional expenses in order to have some other party perform such obligations. In such cases we may also be required to enforce our rights that may cause disputes among our joint venture parties and us. If any of these events occur, they may adversely impact us, our financial performance and results of operations, these joint ventures and/or our ability to enter into future joint ventures.

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

We must coordinate some of our gas production activities with coal mining activities in the same area, which could adversely affect our operations and financial results.

In many places where we extract CBM, the coal estate is dominant. In those cases, the coal operator, including, for example, CONSOL Energy and other entities, could exercise its rights to determine when and where certain drilling can take place in order to ensure the safety of the mine or to protect the mineability of the coal.

Currently the majority of our producing properties are located in three counties in southwestern Virginia, making us vulnerable to risks associated with having our production concentrated in one area.

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

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Although we maintain insurance at levels we believe are appropriate and consistent with industry practice, we are not fully insured against all risks, including drilling and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. As part of our separation from CONSOL Energy, subject to certain rights and indemnifications, we assumed all of the liabilities related to the gas assets and operations which were transferred to us, including liabilities resulting from operations prior to the effective date of the separation. Arrangements with CONSOL Energy significantly limit our seeking indemnification from CONSOL Energy for unknown liabilities that we have assumed. Losses and liabilities from uninsured and underinsured events and delays in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations.

Proposed legislation that seeks to regulate greenhouse gas emissions could increase our costs and reduce the value of our assets.

Methane, the primary gas which we produce, is a greenhouse gas which is approximately 20 times more potent than carbon dioxide. Most of the coalbed methane we produce would otherwise be vented into the atmosphere in connection with coal mining activities, so our business could be viewed as a significant contributor to the reduction of greenhouse gas emissions and we may get credit for those reductions. We have voluntarily reported those reductions of greenhouse gas emissions to the Environmental Protection Agency for several years. Absent final determination by law, the master cooperation and safety agreement leaves open for negotiation ownership as between us and CONSOL Energy of the greenhouse gas reduction benefits of our production activities both prior to and subsequent to the 2005 separation; we have an oral agreement with CONSOL Energy pursuant to which we and CONSOL Energy each receive 50% of any such benefits.

The U.S. Congress is considering climate change legislation that proposes to restrict greenhouse gas emissions. Moreover, several states have already adopted, and other states are considering the adoption of, legislation or regulations to reduce emissions of greenhouse gases. If any Federal or state legislation or regulations that are ultimately adopted do not exempt coalbed methane from their coverage, we could have to curtail production, pay higher taxes or incur costs to purchase allowances that permit us to continue our operations. If any Federal or state legislation or regulations that are ultimately adopted do not give us credits for capturing methane that would otherwise be vented, thereby reducing greenhouse gas emissions, the value of our historical and future credits would be reduced or eliminated.

Our hedging activities may prevent us from benefiting from price increases and may expose us to other risks.

To manage our exposure to fluctuations in the price of natural gas, we enter into hedging arrangements with respect to a portion of our expected production. As of December 31, 2007, we had hedges on approximately 24.5 Bcf of our targeted 2008 natural gas production. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of price increases above the levels of the hedges.

In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	our production is less than expected; or

•	the counterparties to our futures contracts fail to perform the contracts.

If our gas hedges would no longer qualify for hedge accounting, we will be required to mark them to market. This may result in more volatility in our income in future periods.

Our future level of indebtedness and the terms of our financing arrangements may adversely affect operations and limit our growth.

At December 31, 2007, we had no borrowings under our revolving credit facility. However, we have significantly increased our planned capital expenditures for 2008 and may incur significant indebtedness in order to fund a portion of these expenditures. We may incur additional indebtedness in the future.

Our level of indebtedness and off-balance sheet obligations, and the covenants contained in our financing agreements, could have important consequences for our operations, including:

•	requiring us to dedicate a portion of our cash flow from operations to required payments, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;

•	making us vulnerable to increases in interest rates, because our revolving credit facility provides for variable rates of interest;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	reducing our ability to successfully withstand a downturn in our business or the economy generally.

Our revolving credit facility contains numerous financial and other restrictive covenants. See Note 8 to the Consolidated Financial Statements for more detail. Our ability to comply with the covenants and other restrictions may be affected by events beyond our control, including prevailing economic and financial conditions. If we fail to comply with the covenants and other restrictions, it could lead to an event of default and the acceleration of our obligations under those agreements. We may not have sufficient funds to make such payments. If we are unable to satisfy our obligations with cash on hand, we could attempt to refinance such debt, sell assets or repay such debt with the proceeds from an equity offering. We cannot assure that we will be able to generate sufficient cash flow to pay the interest on our debt or that future borrowings, equity financings or proceeds from the sale of assets will be available to pay or refinance such debt. The terms of our financing agreements may also prohibit us from taking such actions. Factors that will affect our ability to raise cash through an offering of our capital stock, a refinancing of our debt or a sale of assets include financial market conditions and our market value and operating performance at the time of such offering or other financing. We cannot assure that any such proposed offering, refinancing or sale of assets can be successfully completed or, if completed, that the terms will be favorable to us.

Risks Relating to Our Relationship with CONSOL Energy

Our principal stockholder, CONSOL Energy, is in a position to affect our ongoing operations, corporate transactions and other matters, and some of our directors also serve on its board of directors and/or are employees of CONSOL Energy, creating potential conflicts of interest.

Our principal stockholder, CONSOL Energy, owns 81.7% of our outstanding shares of common stock. As a result, CONSOL Energy will be able to determine the outcome of all corporate actions requiring stockholder approval. For example, CONSOL Energy will continue to control decisions with respect to:

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

Approximately 14% of our gas production is associated with CONSOL Energy’s active mining operations. If CONSOL Energy is required to cease mining activities due to an event causing a coal mine to be idled, that cessation of coal mining could prohibit us from producing gas from that or related sites until the coal mining activities commence again, which could adversely affect our operations and financial results. For example, in 2005 and 2007, CONSOL Energy was forced to idle its Buchanan Mine in southwest Virginia. As a result, we estimate that our total gas production was 4.0 Bcf and 3.7 Bcf less than it otherwise would have been in those years.

Further, CONSOL Energy’s coal mining activities at its Buchanan Mine require the removal of water from the mine and the ventilation of the mine. Several lawsuits and permit appeals have been filed that could affect the removal of water from the mine. Separately, a lawsuit has been filed with respect to a ventilation fan that could affect the ventilation of the mine. If operations at CONSOL Energy’s Buchanan Mine are adversely affected as a result of these legal proceedings, our gas production relating to mining activities would be adversely affected.

CONSOL Energy has announced its intention to make an offer to the acquire all of the outstanding shares of CNX Gas that CONSOL Energy does not already own.

On January 29, 2008, CONSOL Energy announced that it intends to make an offer to the stockholders of CNX Gas to acquire all of the outstanding shares of CNX Gas that it does not currently own, in a stock-for-stock transaction that is intended to be tax-free to the stockholders of CNX Gas. Consummation of the offer could result in certain stockholders being required to exchange their shares of CNX Gas stock for the consideration paid by CONSOL Energy in the transaction.

We may lose certain synergistic advantages if CONSOL divests its ownership stake.

Because approximately 27% of our gas production is associated with mining activities, coordination between mining and gas operations can optimize overall energy production. If CONSOL Energy were to divest of a significant interest in us, coordination between us and CONSOL Energy’s mining subsidiaries may be more difficult to accomplish.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located at 5 Penn Center West, Suite 401, Pittsburgh, Pennsylvania 15276-0102. Our other properties are described under “Gas Operations — Areas of Operation” in ITEM 1.

ITEM 3.	LEGAL PROCEEDINGS

The second through seventh paragraphs of Note 17 — Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Part II of this Form 10-K are incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of CNX Gas Corporation common stock are listed and traded on the New York Stock Exchange (“NYSE”), under the symbol “CXG”. Our common stock began trading on January 19, 2006, following the effectiveness of our resale registration statement on Form S-1.

The quarterly high and low share price for CNX Gas stock was as follows for the 2007 and 2006 quarters ended:

	2007		2006
	High	Low	High	Low

March 31	$28.69	$22.90	$26.50	$20.13
June 30	$32.69	$27.14	$32.99	$24.50
September 30	$32.24	$23.47	$30.10	$21.84
December 31	$33.20	$28.50	$28.47	$22.12

As of December 31, 2007 there were 9 holders of record of the Company’s common stock; we believe that there are significantly more beneficial holders of our stock.

STOCK PERFORMANCE GRAPH

The following performance graph compares the cumulative shareholders’ return on the common stock of CNX Gas Corporation (CXG) to the cumulative return for the same period of the S&P Oil and Gas Exploration and Production index and the S&P MidCap 400 Index. The chart below was structured in a quarterly format rather than yearly because CNX Gas has only been a public company since January 2006.

The graph assumes that the value of the investment in CNX Gas common stock and each index was $100 at January 19, 2006 (the date CNX Gas’ shares were listed on the NYSE). The graph also assumes that all dividends, if any, were reinvested and that investments were held through December 31, 2007.

COMPARISON OF CUMULATIVE TOTAL RETURN

	Base Period	Quarter Ending
Company/Index	Jan-19-06	Mar-06	Jun-06	Sep-06	Dec-06	Mar-07	Jun-07	Sep-07	Dec-07

CNX Gas Corporation	100	115.56	133.33	102.98	113.33	125.91	136.00	127.87	142.00
S&P MidCap 400 Index	100	102.89	99.66	98.58	105.47	111.58	118.10	117.08	113.88
S&P Oil & Gas Exploration & Production	100	93.20	96.25	92.46	95.84	102.53	115.69	121.28	138.41

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

(3) On August 8, 2005, we completed a private placement of 24,292,754 shares of common stock, 21,778,867 of which were offered and sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, 1,086,980 of which were offered and sold to foreign buyers pursuant to Regulation S promulgated under the Securities Act and 1,426,907 of which were offered and sold to accredited investors pursuant to Rule 506 under the Securities Act. Friedman, Billings, Ramsey & Co., Inc. (“FBR”) served as the initial purchaser under the Rule 144A and Regulation S offerings and served as our placement agent with respect to the Rule 506 offering. In the Rule 144A and Regulation S offerings, we sold the securities to FBR at a price of $15.04 per share, which was a $0.96 per share discount over the gross offering price to the investors of $16.00 per share. In the Rule 506 offering, we sold shares to the investors at $16.00 per share and paid FBR a $0.96 per share commission. Aggregate net proceeds to CNX Gas for the total offering, after deducting discounts and commissions of $23,321 was $365,363. CNX Gas relied on subscription agreements and associated questionnaires in order to satisfy itself that the requirements of Rule 144A, Regulation S and Rule 506, as applicable, were satisfied. All net proceeds of the above offering were paid to Consolidation Coal Company as a special dividend.

(4) On August 11, 2005, following the exercise by FBR of an over-allotment option in connection with the above referenced private placement, we completed the sale of 3,643,913 shares of common stock, 822,702 of which were offered and sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, 51,300 of which were offered and sold to foreign buyers pursuant to Regulation S promulgated under the Securities Act and 2,769,911 of which were offered and sold to accredited investors pursuant to Rule 506 under the Securities Act. FBR served as the initial purchaser under the Rule 144A and Regulation S offerings and served as our placement agent with respect to the Rule 506 offering. In the Rule 144A and Regulation S offerings, we sold the securities to FBR at a price of $15.04 per share, which was a $0.96 per share discount over the gross offering price to the investors of $16.00 per share. In the Rule 506 offering, we sold shares to the investors at $16.00 per share and paid FBR a $0.96 per share commission. Aggregate net proceeds to CNX Gas for the total offering, after deducting discounts and commissions of $3,498 was $54,804. CNX Gas relied on subscription agreements and associated questionnaires in order to satisfy itself that the requirements of Rule 144A, Regulation S and Rule 506, as applicable, were satisfied. All net proceeds of the above offering were paid to Consolidation Coal Company as a special dividend.

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

The following table presents our selected consolidated financial and operating data for, and as of the end of, each of the periods indicated. The selected consolidated financial data for, and as of the end of, each of the twelve months ended December 31, 2007, 2006, 2005, 2004, and 2003 are derived from our audited consolidated financial statements, including the consolidated balance sheets at December 31, 2007, 2006, 2005, 2004, and 2003 and the related consolidated statements of income and cash flows for each of the twelve months ended December 31, 2007, 2006, 2005, 2004, and 2003, and the related notes. The selected consolidated financial and operating data are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the financial statements and related notes included in this Annual Report.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Twelve Months Ended December 31,
STATEMENTS OF INCOME DATA	2007	2006	2005	2004	2003
	(Dollars in thousands)

RESULTS OF OPERATIONS
Outside Sales	$404,835	$385,056	$277,031	$214,721	$145,884
Related Party Sales	11,618	8,490	6,052	22,036	32,572
Royalty Interest Gas Sales	46,586	51,054	45,351	41,858	32,442
Purchased Gas Sales	7,628	43,973	275,148	112,005	—
Other Income	6,641	25,286	9,859	6,916	4,485

TOTAL REVENUE AND OTHER INCOME	477,308	513,859	613,441	397,536	215,383

Lifting Costs	38,721	33,357	30,399	27,250	22,792
Gathering and Compression Costs	61,798	58,102	43,903	40,422	31,997
Royalty Interest Gas Costs	40,011	41,998	36,641	32,914	24,200
Purchased Gas Costs	7,162	44,843	278,720	113,063	—
Other	79	1,082	2,878	3,009	10,788
General and Administrative	54,825	39,168	19,129	15,303	11,995
Depreciation, Depletion and Amortization	48,961	37,999	35,039	32,889	33,600
Interest Expense	5,606	870	14	—	—

TOTAL COSTS AND EXPENSES	257,163	257,419	446,723	264,850	135,372

Earnings Before Income Taxes, Minority Interest, and Cumulative Effect of Change in Accounting Principle	220,145	256,440	166,718	132,686	80,011
Minority Interest	494	—	—	—	—

Earnings Before Income Taxes, and Cumulative Effect of Change in Accounting Principle	220,639	256,440	166,718	132,686	80,011
Income Taxes	84,961	96,573	64,550	51,898	31,202

Earnings Before Cumulative Effect of Change in Accounting Principle	135,678	159,867	102,168	80,788	48,809
Cumulative Effect of Change in Accounting for Asset Retirement Obligations (Net of Tax Impact of $1,879)	—	—	—	—	2,905

NET INCOME	$135,678	$159,867	$102,168	$80,788	$51,714

	For the Twelve Months Ended December 31,
STATEMENTS OF INCOME DATA	2007	2006	2005	2004	2003
	(Dollars in thousands)

Earnings Per Share Before Cumulative Effect of Change in Accounting Principle
Basic	$0.90	$1.06	$0.76	$0.66	$0.40

Diluted	$0.90	$1.06	$0.76	$0.66	$0.40

Earnings Per Share from Net Income:
Basic	$0.90	$1.06	$0.76	$0.66	$0.42

Diluted	$0.90	$1.06	$0.76	$0.66	$0.42

Weighted Average Number of Common Shares Outstanding:
Basic	150,886,433	150,845,518	134,071,334	122,896,667	122,896,667

Dilutive	151,133,520	151,017,456	134,137,219	122,988,359	122,988,359

	As of December 31,
BALANCE SHEETS DATA	2007	2006	2005	2004	2003
	(Dollars in thousands)

Working Capital (Deficiency) (Unaudited)	$25,303	$115,824	$3,720	$(35,030)	$(7,971)
Total Assets	1,380,703	1,155,001	859,167	718,859	664,635
Long Term Debt (Including current portion)	72,768	66,470	—	—	—
Total Deferred Credits and Other Liabilities	227,153	153,977	109,226	205,614	170,520
Stockholders’ Equity	1,023,237	880,215	679,472	462,556	464,232

	For the Twelve Months
	Ended December 31,
CASH FLOW STATEMENTS DATA	2007	2006	2005	2004	2003
	(Dollars in thousands)

Net Cash Provided by Operating Activities	$272,448	$243,569	$144,997	$175,350	$143,133
Net Cash Used in Investing Activities	(354,227)	(156,020)	(108,287)	(93,114)	(90,605)
Net Cash Provided by (Used in) Financing Activities	6,654	(449)	(16,640)	(82,237)	(52,526)

	For the Twelve Months
	Ended December 31,
OTHER OPERATING DATA	2007	2006	2005	2004	2003
	(Unaudited)

Net Sales Volumes (Bcf)(1)	58.25	56.14	48.39	48.56	44.46
Average Sales Price Including Effects of Financial Settlements ($ per Mcf)(1)(2)	$7.20	$7.04	$5.90	$4.90	$4.03
Total Average Costs ($ Per Mcf)(1)	$3.55	$3.02	$2.72	$2.45	$2.43
Net Estimated Proved Reserves (Bcfe)(1)(3)	1,343	1,265	1,130	1,045	1,004

	For the Twelve Months
	Ended December 31,
OTHER FINANCIAL DATA	2007	2006	2005	2004	2003
	(Dollars in thousands)

Capital Expenditures(4)	$357,199	$154,243	$110,752	$89,753	$83,869
EBIT(5) (Unaudited)	222,452	253,857	166,314	132,686	80,011
EBITDA(5) (Unaudited)	271,413	291,856	201,353	165,575	113,611

(1)	For entities that are not wholly owned but in which CNX Gas owns a working interest, includes a percentage of their net production, sales or reserves equal to the CNX Gas percentage equity ownership. Knox Energy is included in the equity earnings data in 2007, 2006, 2005, 2004 and 2003. Sales of gas produced by equity affiliates were 0.32 Bcf for the twelve months ended December 31, 2007, 0.22 Bcf for the twelve months ended December 2006, 0.23 Bcf for the twelve months ended December 31, 2005, 0.20 Bcf for the twelve months ended December 31, 2004, and 0.08 Bcf for the twelve months ended December 31, 2003.

(2)	Represents average net sales price including the effect of derivative transactions.

(3)	Represents proved developed and proved undeveloped gas reserves at period end for total operations including equity affiliates, of 3.6 Bcfe.

(4)	Capital expenditures for 2007 include those related to Knox Energy.

(5)	EBIT is defined as earnings before deducting net interest expense (interest expense less interest income) and income taxes. EBITDA is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes and depreciation, depletion and amortization. Although EBIT and EBITDA are not measures of performance calculated in accordance with accounting principles generally accepted in the United States of America, management believes that they are useful to an investor in evaluating CNX Gas because they are used as measures to evaluate a company’s operating performance before debt expense and cash flow. EBIT and EBITDA do not purport to represent cash generated by operating activities and should not be considered in isolation or as substitute for measures of performance in accordance with accounting principles generally accepted in the United States of America. In addition, because EBIT and EBITDA are not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management’s discretionary use of funds depicted by EBIT and EBITDA may be limited by working capital, debt service and capital expenditure requirements, and by restrictions related to legal requirements, commitments and uncertainties.

A reconciliation of EBIT and EBITDA to financial net income is as follows:

	For the Twelve Months
	Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Net Income	$135,678	$159,867	$102,168	$80,788	$51,714
Add: Interest Expense	5,606	870	14	—	—
Less: Interest Income	3,793	3,453	418	—	—
Less: Cumulative Effect of Changes in Accounting for Asset Retirement Obligations, Net of Income Taxes of $1,879	—	—	—	—	2,905
Add: Income Tax Expense	84,961	96,573	64,550	51,898	31,202

Earnings Before Net Interest and Taxes (EBIT)	222,452	253,857	166,314	132,686	80,011
Add: Depreciation, Depletion and Amortization	48,961	37,999	35,039	32,889	33,600

Earnings Before Net Interest, Taxes and Depreciation, Depletion and Amortization (EBITDA)	$271,413	$291,856	$201,353	$165,575	$113,611

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial and Other Data” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “PART I — Forward Looking Statements” and PART I-Item 1A “Risk Factors.”

Overview

We are a natural gas exploration, development, production and gathering company, operating primarily in the Appalachian Basin. We are largely a CBM gas producer with industry-leading expertise in this type of gas extraction; however, in 2008, we intend to undertake a more significant exploration program in the shale formations we control.

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

In August 2005, CNX Gas sold 27.9 million shares in a private placement transaction. The aggregate net proceeds of the transaction (approximately $420,200) were used to pay a special dividend to CONSOL Energy. CONSOL Energy currently owns 81.7% of our outstanding common stock.

We do not currently have any plans to pay dividends; rather, we intend to invest available cash into the expansion of our business, provided that we can do so at rates of return that exceed our cost of capital.

Our goal is to create shareholder value by efficiently increasing production and adding reserves, with a continued emphasis on safety. We believe that by working safely, we can enhance our productivity and continue to be a low cost leader in the industry.

Significant Developments

During 2007, we achieved the following:

•	completed another year with no employee-related lost time accidents. We have accumulated over 2.7 million man hours without a lost time accident;

•	drilled a record 294 wells in our Virginia CBM operations;

•	expanded operations in our Mountaineer CBM play in Northern Appalachia with a record 62 new wells drilled in 2007;

•	drilled 14 wells in Nittany, our CBM play in Central Pennsylvania and the first entirely new step-out opportunity for CNX Gas since its inception in 2005;

•	began exploratory drilling in Cardinal, a New Albany shale play in the Illinois Basin;

•	increased our 2007 production by 3.8% from 2006 to 58 Bcf, despite a roof collapse at CONSOL Energy’s Buchanan Mine;

•	increased our proved reserve base by replacing 234% of our production;

•	generated net income of $135,678;

•	maintained our low cost structure relative to our peer group;

•	continued investing in the infrastructure necessary for continued growth; and

•	acquired additional expertise to begin a significant exploration program.

In July 2007 CONSOL Energy idled the Buchanan coal mine after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine. This incident resulted in the deferral of approximately 3.7 Bcf of gob gas in 2007. CONSOL Energy re-entered the mine in January 2008, and we expect to resume normal levels of gob gas production in the first quarter of 2008.

Outlook

We intend to transition from a CBM producing company to a natural gas exploration and production company.

Our 2008 capital expenditures are projected to be $470,000, including $88,000 in exploratory capital. This capital budget includes significant infrastructure capital that is required for the company to achieve its strategic vision of producing 100 Bcf per year by 2010. CNX Gas will continue to re-invest in its core business as long as it can achieve expected rates of return that exceed its weighted average cost of capital.

In 2008, we also expect to drill a total of 500 wells that consist of 300 in Virginia, 100 in Mountaineer, and 100 in Nittany.

CNX Gas became a registered offset provider on the Chicago Climate Exchange (CCX) during the fourth quarter 2007. CCX is a rules-based Greenhouse Gas (GhG) allowance trading system. CCX emitting members make a voluntary but legally binding commitment to meet annual GhG emission reduction targets. Those emitting members who exceed their targets have surplus allowances to sell or bank; those who fall short of their targets comply by purchasing offsets which are called CCX Carbon Financial Instruments (CFI) contracts. As a CCX offset provider, CNX Gas is not bound to any emission reduction targets. An offset provider is an owner of an offset project that registers and sells offsets on its own behalf. In order to sell or trade CFI’s, approval must be received by the CCX Committee on Offsets and approved projects must then be validated by an independent CCX verifier. Once verified, CCX then issues CFI’s for each specific project. As of December 31, 2007, we are awaiting verification for several projects to convert captured coal mine methane into tradable credits. Credits are granted on the basis of avoiding methane emissions by diverting gas into gas pipelines for commercial sale. No CFI’s have been issued or received as of December 31, 2007; however, we expect approval for these projects will be received during the first quarter 2008. Sales of these credits will be reflected in income as they occur.

On January 29, 2008, CONSOL Energy announced an intention to commence an exchange offer to acquire the 18.3% of outstanding shares of CNX Gas that CONSOL Energy does not currently own.

Results of Operations

Twelve Months Ended December 31, 2007 compared with Twelve Months Ended December 31, 2006 (Amounts reported in thousands)

Net Income

Net income changed primarily due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change

Revenue and Other Income:
Outside Sales	$404,835	$385,056	$19,779	5.1%
Related Party Sales	11,618	8,490	3,128	36.8%
Royalty Interest Gas Sales	46,586	51,054	(4,468)	(8.8)%
Purchased Gas Sales	7,628	43,973	(36,345)	(82.7)%
Other Income	6,641	25,286	(18,645)	(73.7)%

Total Revenue and Other Income	477,308	513,859	(36,551)	(7.1)%

Costs and Expenses:
Lifting Costs	38,721	33,357	5,364	16.1%
Gathering and Compression Costs	61,798	58,102	3,696	6.4%
Royalty Interest Gas Costs	40,011	41,998	(1,987)	(4.7)%
Purchased Gas Costs	7,162	44,843	(37,681)	(84.0)%
Other	79	1,082	(1,003)	(92.7)%
General and Administrative	54,825	39,168	15,657	40.0%
Depreciation, Depletion and Amortization	48,961	37,999	10,962	28.8%
Interest Expense	5,606	870	4,736	544.4%

Total Costs and Expenses	257,163	257,419	(256)	(0.1)%

Earnings Before Income Taxes and Minority Interest	220,145	256,440	(36,295)	(14.2)%
Minority Interest	494	—	494	100.0%

Earnings Before Income Taxes	220,639	256,440	(35,801)	(14.0)%
Income Taxes	84,961	96,573	(11,612)	(12.0)%

Net Income	$135,678	$159,867	$(24,189)	(15.1)%

Net income for 2007 was lower primarily due to deferred production resulting from the Buchanan mine incident, lower insurance proceeds in the current year compared to 2006 and higher administrative and operating costs. The decreased net income was offset in part by additional sales revenue from new wells being brought on-line in 2007.

Revenue and Other Income

Revenue and other income decreased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change

Revenue and Other Income:
Outside Sales	$404,835	$385,056	$19,779	5.1%
Related Party Sales	11,618	8,490	3,128	36.8%
Royalty Interest Gas Sales	46,586	51,054	(4,468)	(8.8)%
Purchased Gas Sales	7,628	43,973	(36,345)	(82.7)%
Other Income	6,641	25,286	(18,645)	(73.7)%

Total Revenue and Other Income	$477,308	$513,859	$(36,551)	(7.1)%

The decrease in total revenue and other income was primarily due to the accounting change related to purchased gas sales discussed below, as well as lower business interruption insurance in the current year compared to 2006. This was offset by increases in outside sales and related party sales, which resulted from an increased average sales price in 2007 compared to 2006 and increased production related to additional wells being brought on-line in the current year.

				Percentage
	2007	2006	Variance	Change

Sales Volumes (Bcf)	57.9	55.9	2.0	3.6%
Average Sales Price (per Mcf)	$7.19	$7.04	$0.15	2.1%

The increase in average sales price is the result of CNX Gas realizing general price increases and higher hedging gains in the current year. CNX Gas periodically enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These financial hedges represented approximately 18.4 Bcf of our produced gas sales volumes for the twelve months ended December 31, 2007 at an average price of $8.01 per Mcf. In the prior year, these financial hedges represented approximately 17.0 Bcf at an average price of $7.42 per Mcf. Sales volumes increased as a result of additional wells coming online from our on-going drilling program. Also included in 2007 are the non-operated net revenue interest volumes and revenues associated with royalty and working interests. These volumes were not available in 2006, and the associated revenues were included in other income. Partially offsetting these increases was the deferral of production related to the Buchanan Mine issue at CONSOL Energy.

				Percentage
	2007	2006	Variance	Change

Royalty Interest Gas Sales Volumes (Bcf)	7.2	7.6	(0.4)	(5.3)%
Average Sales Price (per Mcf)	$6.44	$6.76	$(0.32)	(4.7)%

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in average sales price relates primarily to reductions in a provision for royalty settlements. The volatility in the monthly volumes and contractual differences among leases, as well as the mix of average and index prices used in calculating royalties also contributes to the variance.

				Percentage
	2007	2006	Variance	Change

Purchased Gas Sales Volumes (Bcf)	1.1	6.1	(5.0)	(82.0)%
Average Sales Price (per Mcf)	$7.19	$7.20	$(0. 01)	(0.1)%

Purchased gas sales volumes in the current year represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering and marketing fees. In the 2006 period, purchased gas sales and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging

Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. All contracts entered into prior to January 1, 2006 expired in 2006, while all activity related to 2007 is reflected in transportation expense on a net basis.

Other income consists of the following items:

			Dollar	Percentage
	2007	2006	Variance	Change

Royalty Income	$—	$10,230	$(10,230)	(100.0)%
Business Interruption Insurance	1,600	10,165	(8,565)	(84.3)%
Third Party Gathering Revenue	1,077	1,341	(264)	(19.7)%
Other Miscellaneous	171	97	74	76.3%
Interest Income	3,793	3,453	340	9.8%

Total Other Income	$6,641	$25,286	$(18,645)	(73.7)%

Royalty income received from third parties, which is calculated as a percentage of the third parties’ sales price, is now classified in outside sales. In the prior period, the volumes were not available nor were they considered in the prior period reserve report. In the current year, these volumes are included in both sales production and reserves.

Insurance proceeds in 2007 related to an advance on the settlement of claims under our business interruption insurance policy for losses we sustained related to a CONSOL Energy mining incident at Buchanan Mine which adversely affected our gob gas production in the current year. Insurance proceeds in 2006 related to a CONSOL Energy mining incident in 2005 which negatively impacted our gas production in that year.

Third party gathering revenue was lower in 2007 due to the termination in June of our principal third party gathering agreement along with an actualization related to the final settlement.

Other miscellaneous income consists of various items, none of which are material period over period.

Interest income increased in 2007 as a result of a higher cash balance throughout a majority of the reporting period. CNX Gas anticipates utilizing the credit facility in 2008 due to our increased capital expenditures program.

Costs and Expenses

Costs and expenses decreased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change

Costs and Expenses:
Lifting Costs	$38,721	$33,357	$5,364	16.1%
Gathering and Compression Costs	61,798	58,102	3,696	6.4%
Royalty Interest Gas Costs	40,011	41,998	(1,987)	(4.7)%
Purchased Gas Costs	7,162	44,843	(37,681)	(84.0)%
Other	79	1,082	(1,003)	(92.7)%
General and Administrative	54,825	39,168	15,657	40.0%
Depreciation, Depletion and Amortization	48,961	37,999	10,962	28.8%
Interest Expense	5,606	870	4,736	544.4%

Total Costs and Expenses	$257,163	$257,419	$(256)	(0.1)%

Total costs and expenses decreased due to the accounting change related to purchased gas costs, partially offset by increased depreciation and administrative costs.

				Percentage
	2007	2006	Variance	Change

Sales Volumes (Bcf)	57.9	55.9	2.0	3.6%
Average Lifting Costs (per Mcf)	$0.67	$0.60	$0.07	11.7%

Lifting costs per unit sold increased in the current year due to additional staffing, increased service and maintenance costs due to the additional number of wells on-line, increased water disposal costs, higher road maintenance, and the deferral of low cost gob production related to the CONSOL Energy Buchanan Mine. These unit cost increases were partially offset by a decrease in unit costs due to an adjustment in the well plugging liability, as a result of the increase in the estimated average life of our wells.

				Percentage
	2007	2006	Variance	Change

Sales Volumes (Bcf)	57.9	55.9	2.0	3.6%
Average Gathering and Compression Costs (per Mcf)	$1.07	$1.04	$0.03	2.9%

The increase in gathering and compression unit costs was attributable to additional treating expenses related to the start up of Mountaineer, compressor rentals related to the increased number of wells in the year, and higher power expenses related to increased megawatt hour rates charged by the power company. These increases were partially offset by lower firm transportation costs related to the in-service of the Jewell Ridge lateral in October 2006. These cost increases were proportionately higher than the increase in volumes, which increased our unit cost.

				Percentage
	2007	2006	Variance	Change

Royalty Interest Gas Sales Volumes (Bcf)	7.2	7.6	(0.4)	(5.3)%
Average Cost (per Mcf)	$5.53	$5.56	$(0.03)	(0.5)%

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in volumes and price relates to the volatility and contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

				Percentage
	2007	2006	Variance	Change

Purchased Gas Cost Volumes (Bcf)	1.1	6.1	(5.0)	(82.0)%
Average Purchased Gas Costs (per Mcf)	$6.66	$7.34	$(0.68)	(9.3)%

Purchased gas cost volumes in the current year represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering and marketing fees. In the 2006 period, purchased gas costs and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. All contracts entered into prior to January 1, 2006 expired in 2006, while all activity related to 2007 is reflected in transportation expense on a net basis.

Other costs and expenses decreased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change

Exploration	$2,253	$2,708	$(455)	(16.8)%
Pipeline Imbalance	—	(648)	648	100.0%
Equity in Earnings of Affiliates	(2,174)	(978)	(1,196)	(122.3)%

Total Other Costs and Expenses	$79	$1,082	$(1,003)	(92.7)%

Exploration costs decreased primarily as a result of less unsuccessful broker fees in the current year as compared to the prior year. CNX Gas anticipates higher exploration costs in 2008 as the transformation to a full fledged Exploration and Production company is realized. The pipeline imbalance is now included in either outside sales or purchased gas costs. Additionally, equity in earnings of affiliates increased in 2007 compared to 2006, primarily due to increased production of approximately 0.1 Bcf from our Knox Energy joint venture.

General and Administrative expenses increased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change

Employee Wages and Related Costs	$19,255	$16,582	$2,673	16.1%
Professional Fees	15,621	8,879	6,742	75.9%
Short Term Incentive	5,659	4,702	957	20.4%
Stock Based Compensation	5,491	4,502	989	22.0%
Facilities	5,049	2,805	2,244	80.0%
Other	3,750	1,698	2,052	120.8%

Total	$54,825	$39,168	$15,657	40.0%

Employee Wages and Related Costs have increased due to the continued increase in staffing as a result of the on-going growth of the company. CNX Gas has gone from 192 employees on December 31, 2006 to 281 employees on December 31, 2007.

Professional Fees have increased primarily related to additional legal fees associated with the CDX and GeoMet litigation. CNX Gas also incurred additional consulting expense related the information management software platform that was implemented in 2006. In the prior year these costs were capitalized as part of the implementation, however these costs are expensed in the current year.

Short Term Incentive and Stock Based Compensation costs have increased also as a result of the on-going growth of the company as previously mentioned.

The increase in Facilities in the current year relates to the establishment of a new company headquarters, and various other offices associated with the continued growth of the company and our entrance into other regions.

The increase in Other costs is due primarily to increases in insurance premiums as well as various other items that are not individually significant.

Depreciation, depletion and amortization have increased due to the following items:

			Dollar	Percentage
	2007	2006	Variance	Change

Production	$30,945	$24,668	$6,277	25.4%
Gathering	18,016	13,331	4,685	35.1%

Total Depreciation, Depletion and Amortization	$48,961	$37,999	$10,962	28.8%

The increase in production related depreciation, depletion and amortization was primarily due to increased production combined with an increase in the units of production rates from period to period. These rates increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves. Gathering depreciation, depletion and amortization is recorded using the straight-line method and increased primarily as a result of realizing a full year of the capital lease treatment of the Jewell Ridge lateral, which went into service on October 28, 2006.

Interest expense primarily increased as a result of our capital lease obligation on the Jewell Ridge lateral. CNX Gas expects interest expense to increase in 2008 due to the increase in capital spending as compared to the current year.

Income Taxes

				Percentage
	2007	2006	Variance	Change

Earnings Before Income Taxes	$220,639	$256,440	$(35,801)	(14.0)%
Tax Expense	$84,961	$96,573	$(11,612)	(12.0)%
Effective Income Tax Rate	38.5%	37.7%	0.8%

CNX Gas’ effective tax rate increased in 2007 primarily due to an increase in state tax rates, discussed further in Note 5 to the Consolidated Financial Statements.

Twelve Months Ended December 31, 2006 compared with Twelve Months Ended December 31, 2005

(Amounts reported in thousands)

Net Income

Net income changed primarily due to the following items:

			Dollar	Percentage
	2006	2005	Variance	Change

Revenue and Other Income:
Outside Sales	$385,056	$277,031	$108,025	39.0%
Related Party Sales	8,490	6,052	2,438	40.3%
Royalty Interest Gas Sales	51,054	45,351	5,703	12.6%
Purchased Gas Sales	43,973	275,148	(231,175)	(84.0)%
Other Income	25,286	9,859	15,427	156.5%

Total Revenue and Other Income	513,859	613,441	(99,582)	(16.2)%

Costs and Expenses:
Lifting Costs	33,357	30,399	2,958	9.7%
Gathering and Compression Costs	58,102	43,903	14,199	32.3%
Royalty Interest Gas Costs	41,998	36,641	5,357	14.6%
Purchased Gas Costs	44,843	278,720	(233,877)	(83.9)%
Other	1,082	2,878	(1,796)	(62.4)%
General and Administrative	39,168	19,129	20,039	104.8%
Depreciation, Depletion and Amortization	37,999	35,039	2,960	8.4%
Interest Expense	870	14	856	6,114.3%

Total Costs and Expenses	257,419	446,723	(189,304)	(42.4)%

Earnings Before Income Taxes	256,440	166,718	89,722	53.8%
Income Taxes	96,573	64,550	32,023	49.6%

Net Income	$159,867	$102,168	$57,699	56.5%

Net income for 2006 was improved primarily due to increases in average sales price and production.

Revenue and Other Income

Revenue and other income decreased due to the following items:

			Dollar	Percentage
	2006	2005	Variance	Change

Revenue and Other Income:
Outside Sales	$385,056	$277,031	$108,025	39.0%
Related Party Sales	8,490	6,052	2,438	40.3%
Royalty Interest Gas Sales	51,054	45,351	5,703	12.6%
Purchased Gas Sales	43,973	275,148	(231,175)	(84.0)%
Other Income	25,286	9,859	15,427	156.5%

Total Revenue and Other Income	$513,859	$613,441	$(99,582)	(16.2)%

The decrease in total revenue and other income was primarily due to the accounting change related to purchased gas sales, partially offset by increased outside sales.

				Percentage
	2006	2005	Variance	Change

Sales Volumes (Bcf)	55.9	48.2	7.7	16.0%
Average Sales Price (per Mcf)	$7.04	$5.88	$1.16	19.7%

The increase in average sales price is the result of CNX Gas realizing higher hedging gains. CNX Gas periodically enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These physical and financial hedges represented approximately 17 Bcf of our produced gas sales volumes for the twelve months ended December 31, 2006 at an average price of $7.42 per Mcf. In the prior year these hedges represented approximately 38.2 Bcf at an average price of $4.77 per Mcf.

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

Other income consists of the following items:

			Dollar	Percentage
	2006	2005	Variance	Change

Royalty Income	$10,230	$8,158	$2,072	25.4%
Business Interruption Insurance	10,165	—	10,165	100.0%
Interest Income	3,453	418	3,035	726.1%
Third Party Gathering Revenue	1,341	1,110	231	20.8%
Other Miscellaneous	97	173	(76)	(43.9)%

Total Other Income	$25,286	$9,859	$15,427	156.5%

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

Costs and Expenses

Costs and expenses decreased due to the following items:

			Dollar	Percentage
	2006	2005	Variance	Change

Costs and Expenses:
Lifting Costs	$33,357	$30,399	$2,958	9.7%
Gathering and Compression Costs	58,102	43,903	14,199	32.3%
Royalty Interest Gas Costs	41,998	36,641	5,357	14.6%
Purchased Gas Costs	44,843	278,720	(233,877)	(83.9)%
Other	1,082	2,878	(1,796)	(62.4)%
General and Administrative	39,168	19,129	20,039	104.8%
Depreciation, Depletion and Amortization	37,999	35,039	2,960	8.4%
Interest Expense	870	14	856	6,114.3%

Total Costs and Expenses	$257,419	$446,723	$(189,304)	(42.4)%

The decrease in total costs and expenses was primarily due to the accounting change related to purchased gas costs.

				Percentage
	2006	2005	Variance	Change

Sales Volumes (Bcf)	55.9	48.2	7.7	16.0%
Average Lifting Costs (per Mcf)	$0.60	$0.63	$(0.03)	(4.8)%

Lifting costs per unit sold decreased due to increased production from our ongoing drilling program and savings in well service costs, which were partially offset by higher production taxes as a result of higher pricing.

				Percentage
	2006	2005	Variance	Change

Sales Volumes (Bcf)	55.9	48.2	7.7	16.0%
Average Gathering and Compression Costs (per Mcf)	$1.04	$0.91	$0.13	14.3%

The increase in gathering and compression costs per unit was attributable to an additional $0.07 per Mcf charge for the purchase of firm transportation capacity on the Columbia pipeline acquired to ensure deliverability of our gas. Due to the application of EITF 04-13, the combining of matching buy/sell transactions accounts for an additional $0.06 per Mcf increase in the current year. Although the net costs associated with similar buy/sell transactions were incurred during the prior period, they were not recorded as part of gathering and compression costs. Instead, they were recorded on a gross basis as purchased gas sales and purchased gas costs. Gathering and compression costs have also increased approximately $0.05 per Mcf due to additional power expenses related to both increased megawatt hour rates charged by our power provider and the use of more electric compressors during the current year that were previously powered by gas for most of the prior year. Maintenance and various other related transactions have decreased $0.03 per Mcf as a result of increased production and the compressor conversions. The sales production used to calculate this unit cost does not include volumes from third parties flowing on our lines.

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

Other costs and expenses decreased due to the following items:

			Dollar	Percentage
	2006	2005	Variance	Change

Exploration	$2,708	$1,830	$878	48.0%
Imbalance	(648)	899	(1,547)	(172.1)%
Equity in (Earnings) Loss of Affiliates	(978)	149	(1,127)	(756.4)%

Total Other Costs and Expenses	$1,082	$2,878	$(1,796)	(62.4)%

Exploration costs increased due to our on-going drilling program.

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

Equity in (earnings) loss of affiliates improved in 2006 compared to 2005 because Knox Energy had higher earnings in 2006 compared to 2005 primarily due to production increases at the joint venture and additional service revenue. Buchanan Generation incurred losses that were higher in the current year primarily due to the facility being run for less megawatt hours in 2006 compared to 2005.

General and administrative costs increased to $39,168 in 2006 from $19,129 in 2005 primarily due to additional costs related to becoming a separate publicly traded company as a result of the separation of CNX Gas from CONSOL Energy. These increased costs include additional staffing and facilities, incentive compensation plans, stock option plans, legal and accounting fees, Sarbanes-Oxley compliance fees, implementation fees for the information management software platform and various other service costs.

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

CNX Gas’ effective tax rate decreased in 2006 primarily due to a reduction in state tax rates, discussed further in Note 5 to the Consolidated Financial Statements.

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

Derivative Instruments

CNX Gas enters into financial derivative instruments to manage our exposure to natural gas and oil price volatility. Our derivatives are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 138) and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149).

We therefore measure every derivative instrument at fair value and record them on the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income or loss and reclassified into earnings in the same period or periods which the forecasted transaction affects earnings. The ineffective portions of hedges are recognized in earnings in the current year. CNX Gas currently utilizes only cash flow hedges that are considered highly effective.

CNX Gas formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, CNX Gas will discontinue hedge accounting prospectively.

Stock-Based Compensation

Effective January 1, 2006, CNX Gas adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. We have selected the Black-Scholes option pricing model to measure the fair value of our stock options. This option pricing model takes into account variables such as the Company’s stock price, as well as assumptions including the projected stock option exercise behaviors.

We adopted SFAS 123R using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation‘‘(SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

In accordance with SFAS 123R, the value of the portion of the award that is ultimately expected to vest is expensed by CNX Gas on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The portion of the award that is expected to vest is determined by employing an estimated forfeiture rate at the time of the grant and revising such estimate in future periods if actual forfeitures differ from those estimates.

Prior to the adoption of SFAS 123R, CNX Gas recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25. “Accounting for Stock Issued to Employees,” (APB 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. CNX Gas has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 13 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

CNX Gas also implemented a long-term incentive program effective October 11, 2006. This program allows for the award of performance share units (PSUs). A PSU represents a contingent right to receive a cash payment, determined by reference to the value of one share of the company’s common stock. The total number of units earned, if any, by a participant will be based on the company’s total stockholder return relative to the stockholder return of a pre-determined peer group of companies. The performance period is from October 11, 2006 to December 31, 2009. CNX Gas recognizes compensation costs on a straight-line basis over the requisite service period, based on the fair value of the PSUs. The fair value of the PSUs will be re-valued quarterly using a Monte Carlo lattice model.

Estimated Net Recoverable Reserves

CNX Gas uses the “successful efforts” method to account for its exploration and production activities. Under this method, costs are accumulated on a field by field basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method. We use this accounting policy instead of the “full cost” method because it provides a more timely accounting of the success or failure of our exploration and production activities.

Proved oil and gas reserves are defined by SEC Regulation S-X Rule 4-10(a) 2(i), 2(ii), 2(iii), (3), and (4) as the estimated quantities of oil and natural gas that current geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. These reserve estimates are disclosed in accordance with SFAS No. 69, “Disclosures about Oil and Gas Producing Activities.”

Our estimation of net recoverable reserves is a highly technical process performed by in-house teams of reservoir engineers and geoscience professionals. A third party consultant is also engaged to prepare an independent reserve estimate for 100% of our reserves. Our estimates of proved natural gas reserves and future net revenues from them are based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. As a result, our estimates of our proved natural gas reserves are inherently imprecise. Actual future production, natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas reserves may vary substantially from our estimates contained in the reserve reports. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. Likewise, because estimates of reserves significantly impact the Company’s depreciation, depletion, and amortization (DD&A) expense, a change in such estimates could have an impact on net income.

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

Income Taxes

CNX Gas accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2007, CNX Gas had deferred tax liabilities in excess of deferred tax assets of approximately $189,684. The deferred tax asset components are evaluated periodically to determine if a valuation allowance is necessary. No valuation allowance has been recognized because CNX Gas has determined that it is more likely than not that all of these deferred tax assets will be realized.

CNX Gas adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of FIN No. 48, CNX Gas recognized approximately a $53 net increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of December 31, 2007, CNX Gas does not anticipate a significant change in our uncertain tax positions or unrecognized tax benefits.

Asset Retirement Obligations

We have significant obligations related to the closure of gas wells upon exhaustion of gas reserves. We are required to dismantle and remove equipment and restore land at the end of our oil and gas production activities. Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.

The fair value that is recorded is dependent upon a number of variables, including the estimated future retirement costs, estimated proved reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rate. Changes in the variables used to calculate the liabilities can have a significant effect on the gas well closing liabilities.

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

As a result of our status as a majority-owned subsidiary of CONSOL Energy and having entered into a credit agreement with third party commercial lenders, CNX Gas and its subsidiaries are guarantors of CONSOL Energy’s 7.875% notes due March 1, 2012 in the principal amount of approximately $250,000, which require all subsidiaries of CONSOL Energy that incur third party debt to also guarantee the 7.875% notes. In addition, if CNX Gas were to grant liens to a lender as part of a future borrowing, the indenture governing the 7.875% notes requires CNX Gas to ratably secure the notes.

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

We have also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net asset of $9,619 at December 31, 2007. The ineffective portion of the changes in the fair value of these contracts was insignificant for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

Cash Flows

	2007	2006	Change

Cash provided by operating activities	$272,448	$243,569	$28,879
Cash used in investing activities	$(354,227)	$(156,020)	$(198,207)
Cash provided by (used in) financing activities	$6,654	$(449)	$7,103

Our principal source of cash is our operating cash flow. Because our operating cash flow is highly dependent on oil and gas prices, as of December 31, 2007, we entered into hedging agreements covering 24.5 Bcf, 12.7 Bcf, and 1.8 Bcf for 2008, 2009, and 2010, respectively. Capital expenditures of $295,422 and the acquisition of mineral rights of $61,777 in the year ended December 31, 2007 were funded without using our credit facility. Based on anticipated oil and gas futures prices and our current hedge position, the 2008 capital program is expected to be funded with internal cash flow and our credit facility.

•	Cash provided by operating activities increased primarily due to increased production and higher realized prices. These increases are partially offset by increased operating costs and various other working capital requirements.

•	Cash used in investing activities increased primarily due to higher capital expenditures, which is a result of our continuously expanding drilling program. The 2007 year also included a $61,777 acquisition of mineral rights, as detailed further in Note 2 to the Consolidated Financial Statements, as well as capital expenditures of $8,034 related to our variable interest entity.

•	Cash provided by (used in) financing activities increased primarily due to $8,851 of debt proceeds from our variable interest entity, partially offset by capital lease payments of $2,552 related to the Jewell Ridge pipeline.

Contractual Commitments

The following is a summary of our significant contractual obligations at December 31, 2007 (in thousands). We estimate payments related to these items, net of any applicable reimbursements, at December 31, 2007 to be as follows:

	Within	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
	(Dollars in thousands)

Long Term Debt Obligations	$3,051	$5,800	$—	$—	$8,851
Capital Lease Obligations	2,768	6,185	7,162	47,802	63,917
Interest on Capital Lease Obligation	4,612	8,575	7,598	17,333	38,118
Operating Lease Obligations	1,515	2,633	1,838	1,104	7,090
Gas Firm Transportation Obligations	7,870	14,379	9,948	17,095	49,292
Other Long-Term Liabilities(a)	118	582	936	19,058	20,694

Total Contractual Obligations	$19,934	$38,154	$27,482	$102,392	$187,962

(a)	This item includes asset retirement obligations, pension, postretirement benefits other than pension and legal contingencies, which are reflected on the balance sheet for the potential settlements of the two cases referenced in Note 17 to the Consolidated Financial Statements. Due to the uncertainty surrounding these settlements, it is difficult to predict if and when a payout may take place.

(b)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

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

$200,000 Credit Facility

As described above, we and our wholly-owned subsidiaries are party to a credit agreement dated as of October 7, 2005 with a group of commercial lenders. This credit agreement provides for a revolving credit facility in an initial aggregate outstanding principal amount of up to $200,000 with the ability to request an increase in the aggregate outstanding principal amount up to $300,000, including borrowings and letters of credit. We may use borrowings under the new credit agreement for general corporate purposes, including transaction fees, letters of credit, acquisitions, capital expenditures and working capital. At December 31, 2007, our borrowing base is reduced by $14,933 related to outstanding letters of credit, leaving $185,067 of unused capacity.

Our ability to borrow and obtain letters of credit under the credit agreement is generally limited to a borrowing base. The required number of lenders will determine this borrowing base by calculating a loan value of CNX Gas’ proved reserves and reducing that number by an equity cushion determined by these lenders.

Stockholders’ Equity

CNX Gas had stockholders’ equity of $1,023,000 at December 31, 2007 and $880,000 at December 31, 2006. The increase was primarily attributable to net income for the year ended December 31, 2007, hedging gains, the amortization of stock-based compensation awards, and the tax benefit from stock-based compensation. This increase was partially offset by changes to the actuarial long-term liability gains and losses, and the cumulative effect of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (FIN 48). See Consolidated Statements of Stockholders’ Equity in the Audited Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141®, “Business Combinations” (SFAS 141R), and Statement of Financial Accounting Standards No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board Issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS 115” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We do not expect this guidance to have a significant impact on CNX Gas; however management is currently assessing the impact of adopting SFAS No. 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. We do not expect that this guidance will have a significant impact on CNX Gas; however management is currently assessing the impact of adopting SFAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures. SFAS 158 was issued to address concerns that prior standards on employers’ accounting for defined benefit postretirement plans failed to communicate the funded status of those plans in a complete and understandable way and to require an employer to recognize completely in earnings or other comprehensive income the financial impact of certain events affecting the plan’s funded status when those events occurred. This Statement is effective for financial statements issued for fiscal years ending after December 15, 2006. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for CNX Gas for its December 31, 2008 year-end. The funded status of CNX Gas’ pension and other postretirement benefit plans are currently measured as of September 30.

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

For a summary of accounting policies related to derivative instruments, see Note 1 to the Consolidated Financial Statements.

Sensitivity analyses of the incremental effects on pre-tax income for the twelve months ended December 31, 2007 of a hypothetical 10% and 25% change in natural gas prices for open derivative instruments as of December 31, 2007 are provided in the following table:

	Incremental
	Decrease
	Assuming a
	Hypothetical
	Price Increase
	of:
	10%	25%
	(Dollars in millions)

Pre-Tax Income(1)	$25.4	$64.1

(1)	CNX Gas remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be reduced by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CNX Gas entered into derivative instruments to convert the market prices related to portions of the 2008 through 2009 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pretax income decreases. As of December 31, 2007, the fair value of these contracts was a net gain of $5,881 (net of $3,738 deferred tax). We will continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

Hedging Volumes

As of February 15, 2008, our hedged volumes for the periods indicated are as follows:

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,	Total Year

2008 Fixed Price Volumes Hedged Mcf	6,097,938	6,097,938	6,164,948	6,164,948	24,525,772
Weighted Average Hedge Price/Mcf	$8.39	$8.24	$8.29	$8.29	$8.30
2009 Fixed Price Volumes Hedged Mcf	4,175,258	2,814,433	2,845,361	2,845,361	12,680,413
Weighted Average Hedge Price/Mcf	$8.82	$8.35	$8.39	$8.52	$8.55
2010 Fixed Price Volumes Hedged Mcf	1,824,742	—	—	—	1,824,742
Weighted Average Hedge Price/Mcf	$8.78	—	—	—	$8.78

CNX Gas is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review.

All CNX Gas transactions are denominated in U.S. dollars, and as a result, we do not have material exposure to currency exchange-rate risks.

A change in interest rates does not have a material impact on CNX Gas as a result of no borrowings against the credit facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CNX Gas Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNX Gas Corporation and its subsidiaries (“CNX Gas”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, CNX Gas maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CNX Gas’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on CNX Gas’ internal control over financial reporting based on our audits which were integrated audits in 2007 and 2006. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, CNX Gas changed the manner in which it accounts for stock based compensation; defined benefit pension, other postretirement benefit plans, and other employee benefits; and purchases and sales of gas with the same counterparty in 2006.

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

/s/  PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
February 15, 2008

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Twelve Months Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)

Revenue and Other Income:
Outside Sales	$404,835	$385,056	$277,031
Related Party Sales	11,618	8,490	6,052
Royalty Interest Gas Sales	46,586	51,054	45,351
Purchased Gas Sales	7,628	43,973	275,148
Other Income	6,641	25,286	9,859

Total Revenue and Other Income	477,308	513,859	613,441

Costs and Expenses:
Lifting Costs	38,721	33,357	30,399
Gathering and Compression Costs	61,798	58,102	43,903
Royalty Interest Gas Costs	40,011	41,998	36,641
Purchased Gas Costs	7,162	44,843	278,720
Other	79	1,082	2,878
General and Administrative	54,825	39,168	19,129
Depreciation, Depletion and Amortization	48,961	37,999	35,039
Interest Expense	5,606	870	14

Total Costs and Expenses	257,163	257,419	446,723

Earnings Before Income Taxes and Minority Interest	220,145	256,440	166,718
Minority Interest	494	—	—

Earnings Before Income Taxes	220,639	256,440	166,718
Income Taxes	84,961	96,573	64,550

Net Income	$135,678	$159,867	$102,168

Earnings per share:
Basic	$0.90	$1.06	$0.76

Diluted	$0.90	$1.06	$0.76

Weighted Average Number of Common Shares Outstanding:
Basic	150,886,433	150,845,518	134,071,334

Dilutive	151,133,520	151,017,456	134,137,219

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
Current Assets:
Cash and Cash Equivalents	$32,048	$107,173
Accounts Receivable:
Trade	38,680	46,062
Net Related Party	1,022	2,745
Other	1,406	2,291
Derivatives	10,711	10,548
Recoverable Income Taxes	972	—
Other Current Assets	3,148	3,917

Total Current Assets	87,987	172,736
Property, Plant and Equipment, Net	1,254,906	918,162
Other Assets	9,526	11,820
Investments in Equity Affiliates	28,284	52,283

TOTAL ASSETS	$1,380,703	$1,155,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$30,263	$27,872
Accrued Royalties Payable	12,896	11,960
Accrued Severance Taxes	2,620	2,576
Accrued Income Taxes	—	2,191
Deferred Taxes	1,269	3,091
Current Portion of Long-term Debt	5,819	2,573
Other Current Liabilities	9,817	6,649

Total Current Liabilities	62,684	56,912
Long-Term Debt	66,949	63,897
Deferred Credits and Other Liabilities:
Deferred Taxes	188,415	120,008
Other Liabilities	30,965	15,977
Asset Retirement Obligations	3,981	9,214
Derivatives	1,092	6,465
Postretirement Benefits Other Than Pension	2,700	2,313

Total Deferred Credits and Other Liabilities	227,153	153,977
Minority Interest	680	—

Total Liabilities and Minority Interest	357,466	274,786

Stockholders’ Equity
Common Stock, $.01 par value; 200,000,000 Shares Authorized, 150,915,198 Issued and Outstanding at December 31, 2007 and 150,864,075 Issued and Outstanding at December 31, 2006	1,509	1,508
Capital in Excess of Par Value	785,575	781,960
Retained Earnings	229,962	94,337
Accumulated Other Comprehensive Income	6,191	2,410

Total Stockholders’ Equity	1,023,237	880,215

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,380,703	$1,155,001

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated		Unearned
		Capital In	Retained	Other		Compensation	Total
	Common	Excess of	Earnings	Comprehensive		on Restricted	Stockholders’
	Stock	Par Value	(Deficit)	Income (Loss)		Stock Units	Equity
			(Dollars in thousands)

Balance at December 31, 2004	$—	$215,710	$252,469	$(5,623)		$—	$462,556
Net Income	—	—	102,168	—		—	102,168
Gas Cash Flow Hedge (Net of $18,542 tax)	—	—	—	(29,110	)(a)	—	(29,110)

Comprehensive Income (Loss)	—	—	102,168	(29,110)		—	73,058
Issuance of Common Stock	1,508	418,659	—	—		—	420,167
Effect of Tax Basis Step-up	—	165,042	—	—		—	165,042
Issuance of Restricted Stock units under the Equity Incentive Plan (92,969 units)	—	1,487	—	—		(1,487)	—
Stock-Based Compensation	—	—	—	—		205	205
Dividends paid	—	—	(420,167)	—		—	(420,167)
Return of Capital to Parent	—	(21,389)	—	—		—	(21,389)

Balance at December 31, 2005	1,508	779,509	(65,530)	(34,733)		(1,282)	679,472
Net Income	—	—	159,867	—		—	159,867
Gas Cash Flow Hedge (Net of $23,859 tax)	—	—	—	36,382	(b)	—	36,382

Comprehensive Income	—	—	159,867	36,382		—	196,249
Initial adjustment upon adoption of FAS 158 (net of $485 tax)	—	—	—	761		—	761
Elimination of Unearned Compensation on Restricted Stock Units	—	(1,282)	—	—		1,282	—
Stock-Based Compensation	—	3,733	—	—		—	3,733

Balance at December 31, 2006	1,508	781,960	94,337	2,410	(c)	—	880,215
Net Income	—	—	135,678	—		—	135,678
Gas Cash Flow Hedge (Net of $2,145 tax)	—	—	—	4,214	(d)	—	4,214
FAS 158 OPEB Adjustment (Net of $190 tax)	—	—	—	(296)		—	(296)
FAS 158 Pension Adjustment (Net of $88 tax)	—	—	—	(137)		—	(137)

Comprehensive Income	—	—	135,678	3,781		—	139,459
FASB Interpretation No. 48 Adoption	—	—	(53)	—		—	(53)
Stock Options Exercised	1	302	—	—		—	303
Tax Benefit from Stock-Based Compensation	—	53	—	—		—	53
Amortization of Restricted Stock Unit Grants	—	653	—	—		—	653
Amortization of Stock Option Grants	—	2,607	—	—		—	2,607

Balance at December 31, 2007	$1,509	$785,575	$229,962	$6,191	(e)	$—	$1,023,237

(a)	Of the ($29,110) net change in accumulated other comprehensive income (loss) in the period, ($30,948) represents the settlements recognized in net income.

(b)	Of the $36,382 net change in accumulated other comprehensive income (loss) in the period, $18,148 represents the settlements recognized in net income.

(c)	Comprised of unrealized transition adjustments of $592 OPEB revaluation and $169 Pension revaluation. Also, $1,649 of deferred net gains on financial instruments.

(d)	Of the $4,214 net change in accumulated other comprehensive income in the period, $18,904 represents the settlements recognized in net income.

(e)	Comprised of unrealized transition adjustments of $296 OPEB revaluation and $32 Pension revaluation. Also, $5,863 of deferred net gains on financial instruments.

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months
	Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Operating Activities:
Net Income	$135,678	$159,867	$102,168
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	48,961	37,999	35,039
Compensation from Restricted Stock Unit Grants	653	529	205
Compensation from Stock Option Grants	2,607	3,204	—
Minority Interest	494	—	—
Deferred Income Taxes	70,352	60,358	46,779
Equity in (Income) Loss of Affiliates	(2,174)	(978)	149
Changes in Operating Assets:
Accounts and Notes Receivable	8,267	(6,682)	(40,236)
Related Party Receivable	1,723	(2,017)	(728)
Other Current Assets	770	(2,284)	3,542
Changes in Other Assets	2,294	83	(4,951)
Changes in Operating Liabilities:
Accounts Payable	2,732	(7,343)	(8,936)
Income Taxes	(4,171)	(3,327)	5,650
Other Current Liabilities	3,193	2,552	14,861
Changes in Other Liabilities	1,474	1,668	(8,600)
Other	(405)	(60)	55

Net Cash Provided by Operating Activities	272,448	243,569	144,997

Investing Activities:
Capital Expenditures	(357,199)	(154,243)	(110,752)
Investment in Equity Affiliates	2,785	(1,777)	2,465
Proceeds from Sales of Assets	187	—	—

Net Cash Used in Investing Activities	(354,227)	(156,020)	(108,287)

Financing Activities:
Capital Lease Payments	(2,552)	(449)	—
Debt Proceeds	8,851	—	—
Exercise of Stock Options	302	—	—
Tax Benefit from Stock Based Compensation	53	—	—
Issuance of Common Stock	—	—	420,167
Dividends Paid	—	—	(420,167)
Payments to Parent	—	—	(16,640)

Net Cash Provided by (Used in) Financing Activities	6,654	(449)	(16,640)

Net Increase (Decrease) in Cash and Cash Equivalents	(75,125)	87,100	20,070
Cash and Cash Equivalents at Beginning of Year	107,173	20,073	3

Cash and Cash Equivalents at Year End	$32,048	$107,173	$20,073

The accompanying notes are an integral part of these consolidated financial statements.
See Note 14 — Supplemental Cash Flow Information

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS
(Dollars in thousands)

Note 1 —	Significant Accounting Policies:

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

A summary of the significant accounting policies of CNX Gas is presented below. These, together with the other notes that follow, are an integral part of the consolidated financial statements.

Basis of Consolidation

The consolidated financial statements of CNX Gas include the accounts of majority-owned and controlled subsidiaries. As defined by FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51,” and related interpretations, the accounts of variable interest entities (VIEs) where CNX Gas is the primary beneficiary are included in the consolidated financial statements. We are the primary beneficiary of one variable interest entity, a third party drilling contractor, where CNX Gas guarantees certain debt and is the primary customer of that entity. For further information regarding this VIE, see our disclosures within Note 17 to the Consolidated Financial Statements. Investments in business entities in which CNX Gas does not have control, but has the ability to exercise significant influence over the operating and financial policies, are either proportionately consolidated or accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

CNX Gas uses the equity method of accounting for our 50% ownership in Coalfield Pipeline Company and Buchanan Generation, LLC. As of December 2007, we proportionately consolidate our working interest in Knox Energy.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and various disclosures. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to derivative instruments, contingencies, net recoverable reserves, asset retirement obligations, income taxes, and stock based compensation.

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

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

after all means of collection have been exhausted and the potential for recovery is considered remote. There were no reserves for uncollectible amounts in the periods presented.

Property, Plant and Equipment

CNX Gas follows the successful efforts method of accounting for gas properties. Accordingly, costs of property acquisitions, successful exploratory wells, development wells and related support equipment and facilities are capitalized. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be non-productive, or if the determination cannot be made after finding sufficient quantities of reserves to continue evaluating the viability of the project. Planned maintenance costs which do not extend the useful lives of existing plant and equipment are expensed as incurred.

Upon the sale or retirement of a complete or partial unit of proved property, the cost and related accumulated depletion are eliminated from the property accounts, and the resultant gain or loss is recognized in other income.

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

Costs for purchased and internally developed software are expensed until it has been determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct costs of materials and services incurred in developing or obtaining software, including certain payroll and benefit costs of employees associated with the project, are capitalized and amortized using the straight-line method over the estimated useful life which does not exceed 7 years.

Impairment of Long-Lived Assets

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. The carrying value of the assets is then reduced to their estimated fair value which is usually measured based on an estimate of future discounted cash flows. Impairment of equity investments is recorded when indicators of impairment are present and the estimated fair value of the investment is less than the assets’ carrying value. There were no impairment losses during the periods presented in the Consolidated Financial Statements.

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

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (FIN 48). FIN 48 provides a model for how a company should recognize, measure, present and disclose in its financial

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 was effective for CNX Gas on January 1, 2007. The adoption of FIN 48 did not have a material impact on CNX Gas’ consolidated financial statements.

Asset Retirement Obligations

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

CNX Gas sells gas to accommodate the delivery points of its customers. In general, this gas is purchased at market price and re-sold on the same day at market price less a small transaction fee. Matching buy/sell gas transactions settled in cash which do not meet the requirements for netting under EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counter-Party,” are recorded in both revenues and costs of revenues as separate sales and purchase transactions. CNX Gas also provides gathering services to third parties by way of matching buy/sell transactions. These revenues and expenses are recorded gross in the consolidated statement of income and recognized immediately in earnings.

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

Contingencies

CNX Gas and our subsidiaries from time to time are subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions, arising out of the normal course of business. Liabilities are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Estimates are developed

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

through consultation with legal counsel involved in the defense and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Environmental liabilities are not discounted or reduced by possible recoveries from third parties. Legal fees associated with defending these various lawsuits and claims are expensed when incurred.

Derivative Instruments

CNX Gas accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) and its corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133” (SFAS No. 133). CNX Gas measures every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and records them on the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income or loss and reclassified into earnings in the same period or periods which the forecasted transaction affects earnings. The ineffective portions of hedges are recognized in earnings in the current year. CNX Gas only engages in cash flow hedges.

CNX Gas formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, CNX Gas will discontinue hedge accounting prospectively.

Stock-Based Compensation

Effective January 1, 2006, CNX Gas adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. CNX Gas recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Prior to the adoption of SFAS 123R, CNX Gas recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25. “Accounting for Stock Issued to Employees,” (APB 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. CNX Gas has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 13 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

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

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

well as all of CONSOL Energy’s rights to conventional gas. In exchange for its contribution of assets, CONSOL Energy received approximately 122.9 million shares of CNX Gas common stock. CNX Gas entered into various agreements with CONSOL Energy that will define various operating and service relationships between the two companies.

In August 2005, CNX Gas entered into an agreement to sell approximately 24.3 million shares in a private transaction and granted a 30-day option to purchase an additional 3.6 million shares. In August 2005, CNX Gas closed on the sale of all 27.9 million shares. The shares were sold to qualified institutional, foreign and accredited investors in a private transaction exempt from registration under Rule 144A, Regulation S and Regulation D. The proceeds (approximately $420,167, which includes proceeds from the additional 3.6 million shares) were used to pay a special dividend to Consolidation Coal Company. In addition, CONSOL Energy paid approximately $6,000 in expenses related to this transaction. Later, in August 2005, a Registration Statement on Form S-1 was filed with the SEC with respect to those shares. The registration statement was declared effective on January 18, 2006. A post-effective amendment to the registration statement was declared effective on September 11, 2007, which amendment deregistered all shares remaining unsold pursuant to that registration statement.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the twelve months ended December 31, 2007, 2006 and 2005. Diluted earnings per share are calculated using the treasury stock method, which assumes outstanding stock options were exercised and restricted stock units were converted into shares and the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. The dilutive effect is calculated in a manner similar to the calculation of basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive, and the assumed redemption of restricted stock units. Options to purchase 490,056 and 479,065 shares of common stock outstanding for the twelve month periods ending December 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

	For the Twelve Months
	Ended December 31,
	2007	2006	2005

Net Income	$135,678	$159,867	$102,168

Weighted Average Number of Common Shares Outstanding:
Basic	150,886,433	150,845,518	134,071,334
Effect of stock-based compensation awards	247,087	171,938	65,885

Dilutive	151,133,520	151,017,456	134,137,219

Earnings per share:
Basic	$0.90	$1.06	$0.76

Diluted	$0.90	$1.06	$0.76

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141R), and Statement of Financial Accounting Standards No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board Issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS 115” (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We do not expect this guidance to have a significant impact on CNX Gas; however management is currently assessing the impact of adopting SFAS No. 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. We do not expect that this guidance will have a significant impact on CNX Gas; however management is currently assessing the impact of adopting SFAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures. SFAS 158 was issued to address concerns that prior standards on employers’ accounting for defined benefit postretirement plans failed to communicate the funded status of those plans in a complete and understandable way and to require an employer to recognize completely in earnings or other comprehensive income the financial impact of certain events affecting the plan’s funded status when those events occurred. This Statement is effective for financial statements issued for fiscal years ending after December 15, 2006. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for CNX Gas for its December 31, 2008 year-end. The funded status of CNX Gas’ pension and other postretirement benefit plans are currently measured as of September 30.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2007 with no effect on previously reported net income or stockholders’ equity. These reclassifications include amounts related to lifting, gathering, other, and general administrative costs.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Significant Acquisitions:

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

In June 2007, CNX Gas entered into a three-way transaction with Peabody Energy and majority shareholder CONSOL Energy Inc. (CONSOL or CONSOL Energy) to acquire certain oil and gas, coalbed methane, and other gas interests. Pursuant to the transaction, CNX Gas acquired certain coal assets from CONSOL for $45,000 cash, plus $1,777 of miscellaneous acquisition costs, plus a future payment with an estimated present value of $6,688, which we approximate to be the fair value of the assets. CNX Gas then exchanged those assets plus $15,000 cash for Peabody’s oil and gas, coalbed methane, and other gas rights to approximately 985,000 acres, including 603,000 acres in the Illinois Basin, 2,000 acres in Central Appalachia, 151,000 acres in Northern Appalachia, 171,000 acres in the San Juan Basin, 47,000 acres in the Powder River Basin, and 11,000 acres in the Rockies. This acreage has no proved gas reserves.

Note 3 —	Transactions with Related Parties:

CNX Gas sells gas to CONSOL Energy on a basis reflecting the monthly average price received by CNX Gas from third party sales. CNX Gas also sells gas to Buchanan Generation, LLC, in which CNX Gas has a 50% interest, on both a market and discounted basis, depending upon the circumstances. CNX Gas also purchases various supplies from CONSOL Energy’s wholly owned subsidiary, Fairmont Supply. The cost of these items reflect current market prices and are included in cost of goods sold as arms-length transactions. The following table reflects the amounts of these transactions:

	For the Twelve Months
	Ended December 31,
	2007	2006	2005

Sales of Gas-Related Party	$11,618	$8,490	$6,052
Supply Purchases	$699	$210	$135

CNX Gas utilizes certain services and engages in operating transactions in the normal course of business with CONSOL Energy. The following represents a summary of the significant transactions of this nature:

General and administrative expenses contain fees of $1,635, $3,954, and $5,669 for the twelve months ended December 31, 2007, 2006, and 2005, respectively, for certain accounting and administrative services provided by CONSOL Energy. These fees are allocated to CNX Gas based on annual estimated hours worked on CNX Gas versus total hours available.

CNX Gas also paid $200, $200, and $21 of rent for the twelve months ended December 31, 2007, 2006, and 2005, respectively, for one of our facilities.

CNX Gas paid CONSOL Energy $18,676, $35,646 and $12,121 for federal and state taxes related to income for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

CONSOL Energy currently incurs drilling costs related to gob gas production due to the necessity to de-gas coal mines prior to production for safety reasons. The cost to CONSOL Energy for drilling these wells was as follows: $7,101 in 2007, $8,917 in 2006, and $6,200 in 2005. CNX Gas captures and markets the gas from these wells and, therefore, benefits from this drilling activity, although CNX Gas is not burdened with the cost to drill gob wells. CNX Gas is responsible for the costs incurred to gather and deliver the gob gas to

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

market. All gob well drilling costs are borne by CONSOL Energy and only the collection and processing costs are recorded in CNX Gas’ financial statements. CNX Gas’ master cooperation and safety agreement with CONSOL Energy retained this cost structure after its separation from CONSOL Energy in August 2005.

CNX Gas employees may also participate in certain benefit programs administered by CONSOL Energy, which are discussed further in Note 12 to the Consolidated Financial Statements. Our allocation of pension expense was $526 up to the point of separation in 2005.

Employees may also participate in a defined contribution investment plan administered by CONSOL Energy. CONSOL Energy charges CNX Gas the actual amounts contributed by CONSOL Energy on behalf of CNX Gas’ employees. Amounts charged to expense by CNX Gas for the investment plan were $1,233, $646, and $442 for the twelve months ended December 31, 2007, 2006, and 2005, respectively. For all years noted, this expense includes a matching contribution of up to 6% of an individual’s eligible pay contributed to the plan. For the year-end December 31, 2007, the charge to expense also includes an additional 3% company contribution for those employees hired on or after January 1, 2006, as well as those employees hired prior to December 31, 2005 who elected to freeze their defined benefit accruals as of January 1, 2007. Please see Note 12 to the Consolidated Financial Statements for further information regarding changes to the plan.

Eligible employees may also participate in a long-term disability plan administered by CONSOL Energy. Benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled. CNX Gas’ allocation of the long-term disability plan expense under this plan was $493, $321, and $228 for the twelve months ended December 31, 2007, 2006, and 2005, respectively. Allocation of the expense for this plan is based on the percentage of CNX Gas’ active salary employees compared to the total active salary employees covered by the plan.

CNX Gas also participates in certain CONSOL Energy sponsored benefit plans which provide medical and life benefits to employees that retire with at least twenty years of service and have attained age 55 or fifteen years of service and have attained age 62. Additionally, any salaried employees that are hired or rehired effective August 1, 2004 or later will not become eligible for retiree health benefits. In lieu of traditional retiree health coverage, if certain eligibility requirements are met, these employees may be eligible to receive a retiree medical spending allowance of one thousand dollars per year of service at retirement. In addition to the change in eligibility requirements, other changes have been made to the medical plan which covers eligible salaried employees and retirees. These changes include a cost sharing structure where essentially all participants contribute a minimum of 20% of plan costs. Annual cost increases in excess of 6% are paid entirely by the Plan participants. CNX Gas does not expect to contribute to the other postretirement benefit plan in 2008 and instead expects to pay benefit claims as they become due.

CNX Gas is insured through CONSOL Energy for workers’ compensation claims in several states and is self-insured for these claims in Virginia. Workers’ compensation expense for these benefits was $21, $16, and $34 for the twelve months ended December 31, 2007, 2006, and 2005, respectively.

CONSOL Energy has provided financial guarantees on behalf of CNX Gas. As discussed in Note 17 to the Consolidated Financial Statements, CNX Gas anticipates that these parental guarantees will be transferred from CONSOL Energy to CNX Gas over time. We also believe that these parental guarantees will expire without being funded, and therefore will not have a material adverse effect on the financial statements.

CNX Gas is insured through CONSOL Energy’s business interruption insurance, and pays allocated premiums directly to CONSOL Energy. As of December 31, 2007, CNX Gas has a related party receivable of $1,600 related to a CONSOL Energy mine incident in the current year. During 2006, CNX Gas also received $10,165 related to CONSOL Energy mine incidents which occurred in 2005.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Other Income:

	For the Twelve Months
	Ended December 31,
	2007	2006	2005

Interest Income	$3,793	$3,453	$418
Business Interruption Insurance	1,600	10,165	—
Third Party Gathering Revenue	1,077	1,341	1,110
Miscellaneous	171	97	173
Royalty Income	—	10,230	8,158

Total Other Income	$6,641	$25,286	$9,859

Business interruption insurance in 2007 related to an advance on the settlement of claims under our business interruption insurance policy for losses we sustained related to a CONSOL Energy mining incident at Buchanan Mine which adversely affected our gob gas production in the current year. Business interruption insurance in 2006 related to a CONSOL Energy mining incident in 2005 which negatively impacted our gas production in that year. Business interruption insurance is included in related party receivables as of December 31, 2007. There was no receivable outstanding as of December 31, 2006.

Royalty income is included in outside sales for the year ended December 31, 2007.

Note 5 —	Income Taxes:

The following is a reconciliation, stated as a percentage of pretax income, of the U.S. statutory federal income tax rate to CNX Gas’ effective tax rate:

	For the Twelve Months
	Ended December 31,
	2007		2006		2005
	Dollars	Rate	Dollars	Rate	Dollars	Rate

Statutory U.S. Federal Income Tax Rate	$77,223	35.0%	$89,754	35.0%	$58,351	35.0%
Net Effect of State Income Tax	9,108	4.1%	9,032	3.5%	7,072	4.2%
Other	(1,370)	(0.6)%	(2,213)	(0.8)%	(873)	(0.5)%

Income Tax Expense/ Effective Rate	$84,961	38.5%	$96,573	37.7%	$64,550	38.7%

CNX Gas is included in the consolidated federal income tax return of CONSOL Energy. Income taxes are calculated as if CNX Gas files a tax return on a separate company basis. CNX Gas is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for tax years prior to 2002. The Internal Revenue Service (IRS) commenced an examination of CONSOL Energy’s U.S. income tax returns for 2004 and 2005. This examination is anticipated to be completed by the end of 2008. As of December 31, 2007, the IRS has not proposed any significant adjustments relating to any tax position taken by CNX Gas as part of CONSOL Energy’s consolidated federal income tax return.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

Income taxes provided on earnings consisted of:

	For the Twelve Months
	Ended December 31,
	2007	2006	2005

Current:
Federal	$13,836	$30,032	$14,713
State	2,755	6,183	3,058
Deferred:
Federal	57,112	52,646	38,957
State	11,258	7,712	7,822

Total Income Tax Expense	$84,961	$96,573	$64,550

The components of the net deferred tax liabilities are as follows:

	As of December 31,
	2007	2006

Deferred Tax Assets:
Capital Lease Obligations	$25,043	$25,896
Derivatives	428	—
Asset Retirement Obligations	1,560	3,590
Other Postretirement Benefits	1,058	901
Stock-Based Compensation	1,176	300
Other	9,724	2,738

Total Deferred Tax Assets	38,989	33,425

Deferred Tax Liabilities:
Property, Plant and Equipment	(216,554)	(145,179)
Investment in Equity Affiliates	(6,936)	(8,501)
Derivatives	(4,197)	(1,906)
Other	(986)	(938)

Total Deferred Tax Liabilities	(228,673)	(156,524)

Net Deferred Tax Liabilities	$(189,684)	$(123,099)

CNX Gas has implemented the qualified production activities deduction as enacted by the American Jobs Creation Act of 2004. The deduction is currently equal to 6% of qualified production activities income as limited by taxable income and may not exceed 50 percent of the employer’s W-2 wages for the tax year. CNX Gas has estimated the deduction to be $2,215 for 2007.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

CNX Gas adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of FIN No. 48, CNX Gas recognized approximately a $53 net increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending unrecognized tax benefits is as follows:

Balance at January 1, 2007	$3,116
Additions related to current year tax positions	1,417
Additions related to prior year tax positions	—
Reductions related to prior year tax positions	—
Settlements	—

Balance at December 31, 2007	$4,533

Included in the balance at December 31, 2007 are $4,533 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The amounts included in FIN 48 are temporary differences and therefore would not impact the effective rate.

CNX Gas recognizes interest accrued related to unrecognized tax benefits in its interest expense. For the twelve month period ended December 31, 2007, CNX Gas recognized interest expense of approximately $90. Total FIN No. 48 accrued interest was $182 as of December 31, 2007.

CNX Gas recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. No penalties have been accrued during the twelve month period ended December 31, 2007. CNX Gas has historically not paid penalties relating to unrecognized tax benefits.

Note 6 — Asset Retirement Obligations:

CNX Gas accrues for asset retirement obligations using the accounting treatment prescribed by Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). CNX Gas recognizes capitalized asset retirement costs by increasing the carrying amount of related long-lived assets, net of the associated accumulated depreciation.

The reconciliation of changes in the asset retirement obligations at December 31, 2007 and 2006 is as follows:

	As of December 31,
	2007	2006

Balance at beginning of year	$9,214	$10,908
Accretion expense	267	517
Payments	(144)	(183)
Liabilities incurred	1,180	1,348
Revisions in estimated cash flows	(6,536)	(3,376)

Balance at end of period	$3,981	$9,214

The revisions in estimated cash flows are due primarily to the effect on the present value of an increase in the estimated average life of our wells.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Property, Plant and Equipment:

	As of December 31,
	2007	2006

Leasehold Improvements	$1,351	$—
Proved Properties	125,118	91,913
Unproved Properties	81,078	765
Wells and Related Equipment	166,468	112,009
Intangible Drilling	531,098	383,605
Gathering Assets	596,171	520,906
Asset Retirement Obligations	1,035	5,652
Capitalized Internal Software	6,741	6,433

Total Property, Plant and Equipment	1,509,060	1,121,283
Accumulated Depreciation, Depletion and Amortization	(254,154)	(203,121)

Property and Equipment, net	$1,254,906	$918,162

Property, plant and equipment includes gross assets acquired under capital leases of $66,919 at December 31, 2007 and 2006 with related amounts in accumulated depreciation, depletion and amortization of $5,242 and $781 at December 31, 2007 and 2006, respectively.

Note 8 —	Credit Facility:

In 2005, CNX Gas entered into a credit agreement for a revolving credit facility in an initial aggregate outstanding principal amount of up to $200,000 with the ability to request an increase in the aggregate outstanding principal amount up to $300,000, including borrowings and letters of credit. CNX Gas may use borrowings under the new credit agreement for general corporate purposes, including transaction fees, letters of credit, acquisitions, capital expenditures and working capital. The $200,000 credit agreement for CNX Gas is unsecured, however it does contain a negative pledge provision providing that CNX Gas assets cannot be used to secure any other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CNX Gas stock and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.0 to 1.0, measured quarterly. The leverage ratio was 0.17 to 1.0 at December 31, 2007. The facility also includes a minimum interest coverage ratio of no less than 3.0 to 1.0 measured quarterly. The interest coverage ratio covenant was 51.19 to 1.0 at December 31, 2007.

At December 31, 2007, the CNX Gas credit agreement had no borrowings outstanding and $14,933 of letters of credit outstanding, leaving $185,067 of capacity available for borrowings and the issuance of letters of credit.

As a result of entering into the $200,000 credit agreement, CNX Gas and subsidiaries have executed a Supplemental Indenture and are guarantors of CONSOL Energy’s 7.875% notes due March 1, 2012 in the principal amount of approximately $250,000. In addition, if CNX Gas were to grant liens to a lender as part of a future borrowing, the indenture and the agreement governing CONSOL Energy’s 7.875% notes would require CNX Gas to ratably secure the notes.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Other Current Liabilities:

	As of December 31,
	2007	2006

Short Term Incentive Compensation Plan	$5,241	$3,944
Purchased Gas	1,815	249
Accrued Payroll and Benefits	644	1,583
Accrued Property Taxes	577	249
Accrued Firm Transportation	474	336
Other	1,066	288

Total Other Current Liabilities	$9,817	$6,649

Note 10 —	Leases:

CNX Gas uses various leased facilities and equipment in our operations, which qualify as operating leases. CNX Gas also recorded a pipeline transportation arrangement as a capital lease in 2006. Future minimum lease payments under these leases are as follows:

	Capital	Operating
	Leases	Leases

2008	$7,380	$1,515
2009	7,380	1,310
2010	7,380	1,323
2011	7,380	1,041
2012	7,380	797
Thereafter	65,135	1,104

Total Minimum Lease Payments	102,035	$7,090

Less Imputed Interest	38,118

Present Value of Minimum Lease Payments	63,917
Less Amount Due in One Year	2,768

Total Long-term Capital Lease Obligation	$61,149

We are a party to a 15-year capital lease obligation through October 2021. Under this agreement, we are guaranteed approximately 197,500 mcf of capacity daily on the Jewell Ridge lateral pipeline. This lease does not transfer ownership at the end of the term.

Rental expense under operating leases was $6,675, $4,650, and $4,247 for the twelve months ended December 31, 2007, 2006, and 2005, respectively.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Long-Term Debt:

CNX Gas has debt outstanding related to a capital lease obligation, detailed in Note 10, and to our consolidation of a variable interest entity in the current year, detailed in Note 1 to the Consolidated Financial Statements. The following represents the total debt outstanding as of December 31, 2007:

As of December 31, 2007

Debt:
Note Payable — Huntington National Bank, due 2010 at 8.16%	$7,648
Members loans payable, due various dates through 2010	823
Other notes payable, due various dates through 2010	380

Total Debt	8,851
Less amounts due in one year	3,051

Total Long-term Debt	$5,800

Outside of our capital lease obligation, outstanding debt is primarily related to the procurement of two drilling rigs by our VIE dedicated to serve CNX Gas. We are the guarantor of this loan with Huntington National Bank, which had an original principal balance of $9,000. This guaranty is detailed further in Note 17 to the Consolidated Financial Statements. The remaining notes payable have interest rates ranging from 7.350% to 9.240% and have maturity dates between 2008 and 2010.

Maturities on long-term debt in each of the next five years are as follows:

2008	$3,051
2009	4,098
2010	1,702
2011	—
2012	—
Thereafter	—

Total Long-Term Debt Maturities	$8,851

Note 12 —	Pension and Other Postretirement Benefits:

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

Effective January 1, 2007, employees hired by CNX Gas will not be eligible to participate in the non-contributory defined benefit retirement plan. In lieu of participation in the non-contributory defined benefit

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

plan, these employees will begin receiving an additional 3% company contribution into their defined contribution plan. CNX Gas employees who were hired prior to December 31, 2005 or who were full time salaried employees of CONSOL Energy immediately prior to their date of transfer were given a one time opportunity to elect to remain in the defined benefit plan or to freeze their defined benefit accruals and participate in the additional 3% company contribution into their defined contribution plan. All employees, regardless of the hire date or plan election, will continue to receive up to a 6% company match of eligible pay contributed to the defined contribution plan. In addition, any employees hired on or after January 1, 2006 had their pension benefit frozen as of December 31, 2006 and were automatically enrolled into the additional 3% company contribution into their defined contribution effective January 1, 2007. The company intends to freeze all defined benefit accruals after ten years for employees that elected to remain in the defined benefit plan.

The CNX Gas Pension Plan uses a measurement period of October 1 through September 30 to determine components of net periodic pension expense. Census data is gathered annually as of January 1 and projected to September 30. The reconciliation of changes in the benefit obligation and funded status of this plan at December 31, 2007 and 2006 is as follows:

	As of December 31,
	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of the year	$207	$88
Service cost	262	282
Interest cost	12	5
Actuarial loss/(gain)	150	(164)
Benefits paid	(16)	(4)

Benefit obligation at end of the year	$615	$207

Change in plan assets:
Fair value of plan assets at beginning of period	$18	$—
Actual return on plan assets	(51)	2
Company contributions	337	20
Benefits paid	(16)	(4)

Fair value of plan assets at end of period	$288	$18

Funded Status:
Noncurrent liabilities	$(327)	$(189)

Net obligation recognized	$(327)	$(189)

Amounts recognized in accumulated other comprehensive income consist of:
Net Gain	$(50)	$(276)

Net amount recognized (before tax effect)	$(50)	$(276)

The accumulated benefit obligation for the Pension Plan at December 31, 2007 and 2006 was $470 and $160, respectively.

We do not expect to recognize a gain or loss related to the net actuarial results in 2008.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs are as follows:

	For the Twelve Months Ended December 31,
	2007	2006	2005

Components of Net Periodic Benefit Costs:
Service costs	$262	$282	$219
Interest costs	12	5	—
Expected return on plan assets	(2)	(9)	—
Recognized net actuarial gain	(23)	(12)	—

Benefit costs	$249	$266	$219

The weighted-average assumptions used to determine benefit obligations are as follows:

	As of December 31,
	2007	2006

Discount rate	6.57%	6.00%
Expected long-term return on plan assets	8.00%	8.00%
Rate of compensation increase	5.46%	4.36%

The company calculates net periodic pension cost for a given fiscal year based on the assumptions developed at the end of the previous fiscal year. The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	As of
	December 31,
	2007	2006	2005

Discount rate	6.00%	5.75%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	—
Rate of compensation increase	4.36%	4.11%	4.12%

The long-term rate of return is the sum of the portion of total assets in each asset class held multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets. The expected return for each class is determined using the plan asset allocation at the measurement date and a distribution of compound average returns over a 20-year time horizon. The model uses asset class returns, variances and correlation assumptions to produce the expected return for each portfolio. The return assumptions used forward-looking gross returns influenced by the current Treasury yield curve. These returns recognize current bond yields, corporate bond spreads and equity risk premiums based on current market conditions. In general, the long-term rate of return is the sum of the portion of total assets in each asset class multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets.

We expect to contribute $400 to the Pension Plan in 2008. As of December 31, 2007, all of the plan assets were held in cash and cash equivalents.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

The following benefit payments reflecting future service are expected to be paid as follows:

Pension
Payments

2008	$4
2009	8
2010	13
2011	18
2012	25
Year 2013-2017	404

Postretirement Benefit Plans

CNX Gas participates in certain CONSOL Energy sponsored benefit plans which provide medical and life benefits to employees that retire with at least twenty years of service and have attained age 55 or fifteen years of service and have attained age 62. Additionally, any salaried employees that are hired or rehired effective August 1, 2004 or later will not become eligible for retiree health benefits. In lieu of traditional retiree health coverage, if certain eligibility requirements are met, these employees may be eligible to receive a retiree medical spending allowance of $1,000 per year of service at retirement. The plan structure includes a cost sharing arrangement where essentially all participants contribute 20% of plan costs. Annual cost increases in excess of 6% are paid entirely by the Plan participants. CNX Gas does not expect to contribute to the other postretirement benefit plan in 2008. CNX Gas expects to pay benefit claims as they become due. CNX Gas uses a September 30 measurement date for its other postretirement benefit plans.

The reconciliation of changes in the benefit obligation and funded status of these plans as of December 31, 2007 and 2006 is as follows:

	Other Benefits as of
	December 31,
	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$2,325	$1,760
Service cost	124	91
Interest cost	139	101
Actuarial loss	335	466
Plan amendments	—	—
Benefits paid	(109)	(93)

Benefit obligation at end of year	$2,814	$2,325

Funded Status:
Current liabilities	$(114)	$(12)
Noncurrent liabilities	(2,700)	(2,313)

Net obligation recognized	$(2,814)	$(2,325)

Amounts recognized in accumulated other comprehensive income consist of:
Net Loss	$803	$489
Prior Service Cost	(1,287)	(1,459)

Net amount recognized (before tax effect)	$(484)	$(970)

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

Of amounts currently included in accumulated other comprehensive income, we expect to recognize a gain of $172 related to prior service costs, and a loss of $36 related to the net actuarial loss in earnings in 2008.

The components of net periodic benefit costs are as follows:

	For the Twelve Months Ended December 31,
	2007	2006	2005

Components of Net Periodic Benefit Costs:
Service costs	$124	$91	$160
Interest costs	139	101	170
Amortization of prior service costs credit	(172)	(172)	(113)
Recognized net actuarial loss	21	—	42

Benefit costs	$112	$20	$259

The company calculates net periodic benefit cost for a given fiscal year based on the assumptions developed at the end of the previous fiscal year. The weighted-average assumptions used to determine benefit obligations are as follows:

	As of December 31,
	2007	2006	2005

Discount rate	6.63%	6.00%	5.75%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	As of December 31,
	2007	2006	2005

Discount rate	6.00%	5.75%	6.00%

The assumed health care cost trend rates are as follows:

	As of December 31,
	2007	2006	2005

Healthcare cost trend rate for next year	8.00%	8.50%	9.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	4.75%
Year that the rate reaches ultimate trend rate	2014	2011	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest costs components	$43	$(36)
Effect on accumulated postretirement benefit obligation	$380	$(322)

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

CNX Gas had no plan assets as of December 31, 2007 and 2006 for other postretirement benefits. The company intends to pay benefit claims as they are due. The following benefit payments reflecting future service are expected to be paid as follows:

Other Benefits
Payments

2008	$114
2009	120
2010	126
2011	149
2012	174
Year 2013-2017	1,080

Note 13 —	Stock-Based Compensation:

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

The total stock-based compensation expense was $3,260, $3,733 and $205 for the years ended December 31, 2007, 2006 and 2005, respectively, and the related deferred tax benefit totaled $1,277, $1,455 and $81, respectively. Prior to January 1, 2006, CNX Gas accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as amended. Generally, no stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. CNX Gas also provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure — an Amendment of SFAS No. 123” (SFAS 148), as if the SFAS 123 provisions for income statement recognition had been applied to its stock-based compensation.

Effective January 1, 2006, CNX Gas adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method, and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the years ended December 31, 2007 and 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value in accordance with the provisions of FAS 123R. CNX Gas recognizes compensation costs net of an estimated forfeiture rate and recognizes the compensation cost for only those shares expected to vest on a straight-line basis over the

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

requisite service period of the award, which is generally the option vesting term, or to an employee’s eligible retirement date, if earlier and applicable.

The pro forma table below reflects net earnings as well as basic and diluted earnings per share for the year ended December 31, 2005, had CNX Gas applied the fair value recognition provisions of SFAS 123:

For the Twelve Months Ended
December 31, 2005

Net Income as reported	$102,168
Add: Stock-based compensation expense for restricted stock units	205
Deduct: Total stock-based compensation expense determined under Black-Scholes option pricing model and stock-based compensation expense for restricted stock units, net of tax	(423)

Pro forma net income	$101,950

Earnings per share:
Basic — as reported	$0.76
Basic — pro forma	$0.76
Dilutive — as reported	$0.76
Dilutive — pro forma	$0.76

As part of its SFAS 123R adoption, CNX Gas continues to use the Black-Scholes option pricing model to value its options. The risk free interest rate was determined for each vesting tranche of an award based upon the calculated yield on U.S Treasury obligations for the expected term of the award. The expected volatility and expected term of the awards were developed by examining the stock option activity for a peer group of companies. The expected forfeiture rate is based upon historical forfeiture activity of the peer group. The fair value of share based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	For the	For the	For the
	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Weighted Average Fair Value of Grants	$9.61	$9.83	$5.34
Risk Free Interest Rate	4.58%	4.65%	4.28%
Dividend Yield	—	—	—
Expected Volatility	34.50%	32.39%	36.54%
Expected Forfeiture Rate	2.0%	2.0%	—
Expected Term	4.5 years	4.5 years	4.5 years

Stock Options Awards

There are 996,292 employee stock options that vest 25% per year, beginning one year after the grant date and 467,826 employee stock options that vest 100%, three years after the grant date. There are 24,989 non-employee director stock options outstanding which vest 33% per year, beginning one year after the grant date. The vesting of the options will accelerate in the event of death, disability or retirement and may accelerate upon a change of control of CNX Gas. These stock options will terminate ten years after the date on which they were granted.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

A summary of the status of stock options granted is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term	Value
			(In years)	(Dollars in thousands)

Balance at December 31, 2006	1,497,319	$20.01	8.83
Granted	15,750	26.78
Exercised	(18,337)	16.37
Forfeited	(5,625)	20.02
Balance at December 31, 2007	1,489,107	$20.13	7.85	$17,603

Vested and expected to vest at December 31, 2007	1,479,251	$20.07	7.85	$17,568

Exercisable at December 31, 2007	506,392	$16.24	7.60	$7,956

Cash received from option exercises for the year ended December 31, 2007 was $302. The excess tax benefit realized for the tax deduction from option exercises totaled $53 for the year ended December 31, 2007. This excess tax benefit is included in cash flows from financing activities in the Consolidated Statement of Cash Flows.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between CNX Gas closing stock price on the last trading day of the year ended December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of CNX Gas stock. The total intrinsic value of options exercised for the year ended December 31, 2007 was $286.

As of December 31, 2007, $3,921 of total unrecognized compensation cost related to unvested options awards is expected to be recognized over a weighted-average period of 1.52 years.

Restricted Stock Units

Under the Equity Incentive Plan, CNX Gas granted certain employees and certain directors restricted stock unit awards. These awards entitle the holder to receive shares of common stock as the award vests. A total of 52,310 restricted stock units were outstanding at December 31, 2007. Compensation expense will be recognized over the vesting period of the units. The total fair value of restricted stock unit awards that vested during the year was $922.

The following represents the unvested restricted stock units and corresponding fair value (based upon the closing share price) at the date of the grant:

		Weighted
		Average
		Grant Date Fair
	Shares	Value

Non-vested at December 31, 2006	68,371	$17.12
Granted	16,725	28.70
Vested	(32,786)	16.78

Non-Vested at December 31, 2007	52,310	$21.04

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, $742 of total unrecognized compensation cost related to unvested Restricted Stock Unit (RSU) awards is expected to be recognized over a weighted-average period of 1.23 years.

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

Long Term Incentive Compensation

Effective October 11, 2006, CNX Gas adopted a long-term incentive program. This program allows for the award of performance share units (PSUs). A PSU represents a contingent right to receive a cash payment, determined by reference to the value of one share of the company’s common stock. The total number of units earned, if any, by a participant will be based on the company’s total stockholder return relative to the stockholder return of a pre-determined peer group of companies. The performance period is from October 11, 2006 to December 31, 2009. CNX Gas will recognize compensation costs over the requisite service period. The basis of the compensation costs will be re-valued quarterly. As of December 31, 2007, there are 218,012 PSUs issued with a fair value of approximately $7,803. CNX Gas recognized approximately $2,231 in compensation costs in the current year. CNX Gas intends to grant these awards on an annual basis.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Supplemental Cash Flow Information:

	For the Twelve Months
	Ended December 31,
	2007	2006	2005

Net Cash provided from operating activities included:
Interest paid	$5,328	$870	$14
Income Taxes paid	$19,220	$37,241	$12,233
Non-cash investing and financing activities:
Purchase of Property, Plant and Equipment
Change in Assets	$(341)	$(12,674)	$—
Change in Liabilities	$(341)	$(12,674)	$—
Tenant Improvement Allowance
Change in Assets	$(1,109)	$—	$—
Change in Liabilities	$(1,109)	$—	$—
Accounting for Gas Well Closing Costs
Change in Assets	$3,563	$2,027	$(3,591)
Change in Liabilities	$3,563	$2,027	$(3,591)
Adoption of FIN 48
Change in Assets	$(4,572)	$—	$—
Change in Liabilities	$(4,572)	$—	$—
Acquisition of Mineral Rights
Change in Assets	$(6,500)	$—	$—
Change in Liabilities	$(6,500)	$—	$—
Consolidation of VIE
Change in Assets	$(870)	$—	$—
Change in Liabilities	$(870)	$—	$—
Capital Lease Obligation
Change in Assets	$—	$(66,919)	$—
Change in Liabilities	$—	$(66,919)	$—
Tax basis step-up	$—	$—	$(165,041)
Assumed ownership of joint venture assets	$—	$—	$(4,769)

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Concentration of Credit Risk:

CNX Gas markets methane gas for sale primarily to gas wholesalers. Credit is extended based on an evaluation of the customer’s financial condition, and generally collateral is not required. A table illustrating sales to individual customers constituting 10% or more of outside sales is as follows:

For the Twelve
Months Ended			Percent of	AR Balance
December 31	Customer	Amount	Outside Sales	December 31
		(Dollars in thousands)

2007	Atmos Energy Marketing, LLC	$39,121	10%	$2,325
	B.P. Energy Company	110,517	27%	7,525
	Eagle Energy Partners I, L.P.	51,116	13%	3,867
	Interstate Gas Supply, Inc.	63,489	16%	6,531

Total 2007		$264,243	65%	$20,248

2006	Conoco-Phillips	$45,920	12%	$—
	B.P. Energy Company	89,118	23%	8,950
	Interstate Gas Supply, Inc.	55,647	14%	6,767
	Eagle Energy Partners I, L.P.	54,258	14%	5,742

Total 2006		$244,943	63%	$21,459

2005	Conoco-Phillips	$68,179	25%	$5,210
	Dominion Field Services, Inc.	102,685	37%	7,841
	Columbia Distribution Companies	36,725	13%	4,584

Total 2005		$207,589	75%	$17,635

Note 16 —	Derivative Instruments:

CNX Gas has entered into derivative financial instruments, for purposes other than trading, to convert the market prices related to these anticipated sales of natural gas to fixed prices. These instruments are designated as cash flow hedges and extend through 2010. The net fair values of the outstanding instruments are an asset of $9,619 and an asset of $4,083 at December 31, 2007 and 2006, respectively.

CNX Gas entered into cash flow hedges for natural gas in 2007, 2006 and 2005. Gains or losses related to these derivative instruments were recognized when the sale of the natural gas affected earnings. The ineffective portion of the changes in the fair value of these contracts was insignificant in 2007, 2006 and 2005.

For these cash flow hedge strategies, the fair values of the derivatives are recorded on the balance sheet. The effective portions of the changes in fair values of the derivatives are recorded in accumulated other comprehensive income and loss and are reclassified to sales in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. There were no transactions that ceased to qualify as a cash flow hedge in 2007, 2006 or 2005. CNX Gas’ consolidated balance sheet is reflected on a net asset/(liability) basis for each counterparty.

Assuming market prices remain constant with prices at December 31, 2007, $4,173 of the net $5,863 gain included in other comprehensive income is expected to be recognized in earnings over the next 12 months. The remaining net gain is expected to be recognized through 2010.

CNX Gas did not have any derivatives designated as fair value hedges in 2007, 2006 or 2005.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

Note 17 —	Commitments and Contingent Liabilities:

CNX Gas has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market value.

CNX Gas is a party to a case captioned GeoMet Operating Company, Inc. and Pocahontas Mining Limited Liability Company v. CNX Gas Company LLC in the Circuit Court for Buchanan County, Virginia (Case No. 337-06). CNX Gas has a coal seam gas lease with Pocahontas Mining in southwest Virginia and southern West Virginia. With the agreement of Pocahontas Mining, GeoMet constructed a pipeline on the property. CNX Gas sought a judicial determination that under the terms of the lease, CNX Gas has the exclusive right to construct and operate pipelines on the property. On May 23, 2007, the circuit court entered an Order granting CNX Gas’ motion for summary judgment against GeoMet and Pocahontas Mining. The order provided that CNX Gas has exclusive rights to construct and operate pipelines on the property and prohibited GeoMet from owning, operating, or maintaining its pipeline on the property. The court stayed the portion of its order that required GeoMet to remove its pipeline, pending GeoMet’s appeal of the decision to the Virginia Supreme Court. GeoMet filed an emergency appeal to the Virginia Supreme Court, which on June 20, 2007, overturned the provision of the circuit court’s order requiring GeoMet to remove its pipeline, as well as the related stay and the conditions thereof. The remaining portions of the May 23, 2007 order have been certified for interlocutory appeal to the Virginia Supreme Court. Pocahontas Mining has amended its complaint to seek rescission or reformation of the lease. We cannot predict the ultimate outcome of this litigation; however, payments in the future with respect to this lawsuit may be material to the financial position, results of operations or cash flows of CNX Gas.

On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company, a subsidiary of CONSOL Energy, in the Circuit Court for the County of Tazewell, Virginia (Case No. CL07000065-00). The lawsuit alleges that CNX Gas conspired with Island Creek and has violated the Virginia Antitrust Act and tortiously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. GeoMet seeks injunctive relief, actual damages of $561,000, treble damages and punitive damages in the amount of $350. CNX Gas and Island Creek filed motions to dismiss all counts of the complaint. On December 19, 2007, the court granted CNX Gas’ and Island Creek’s motions to dismiss all counts, with leave for GeoMet to file an amended complaint. GeoMet has not filed an amended complaint at this time, but they have indicated their intention to do so. CNX Gas continues to believe this lawsuit to be without merit and intends to vigorously defend it. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.

In April 2005, Buchanan County, Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a “Motion for Judgment Pursuant to the Declaratory Judgment Act Virginia Code § 8.01-184” against CNX Gas Company LLC in the Circuit Court of the County of Buchanan (At Law No. CL05000149-00) for the year 2002; the county has since filed and served two substantially similar cases for years 2003, 2004 and 2005. The complaint alleges that our calculation of the license tax on the basis of the wellhead price (sales price less post production costs) rather than the sales price is improper. For the period from 1999 through mid 2002, we paid the tax on the basis of the sales price, but we have filed a claim for a refund for these years. Since 2002, we have continued to pay Buchanan County taxes based on our method of calculating the taxes. However, we have been accruing an additional liability on our balance sheet in an amount based on the difference between our calculation of the tax and Buchanan County’s calculation. We believe that we have calculated the tax correctly and in accordance with the applicable rules and regulations of Buchanan County and intend to vigorously defend our position. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

In October 2005, CDX Gas, LLC (CDX) alleged that certain of our vertical-to-horizontal CBM drilling methods infringe several patents which they own. CDX demanded that we enter into a business arrangement with CDX to use its patented technology. Alternatively, CDX informally demanded a royalty of nine to ten percent of the gross production from the wells we drill utilizing the technology allegedly covered by their patents. A number of our wells, particularly in Northern Appalachia, could be covered by their claim. We deny all of these allegations and we are vigorously contesting them. On November 14, 2005, we filed a complaint for declaratory judgment in the U.S. District Court for the Western District of Pennsylvania (C.A. No. 05-1574), seeking a judicial determination that we do not infringe any claim of any valid and enforceable CDX patent. CDX filed an answer and counterclaim denying our allegations of invalidity and alleging that we infringe certain claims of their patents. A hearing was held before a court-appointed Special Master with regard to the scope of the asserted CDX patents and the Special Master’s report and recommendations was adopted by order of the court on October 13, 2006. As a result of that order and subject to appellate review, certain of our wells may be found to infringe certain of the CDX claims of the patents in suit, if those patents are ultimately determined to be valid and enforceable. The report of CDX’s damages expert suggests that CDX will seek (i) reasonable royalty damages on production from allegedly infringing wells at a royalty rate of 10%, or approximately $1,900 based on projected production through June 2007, and (ii) “lost profits” damages of approximately $23,600 for allegedly infringing wells drilled though August 2006, which assumes that CNX Gas would have no choice but to have entered into a joint operating arrangement with CDX. We believe that there is no valid basis in the law as applied to the facts of this case for this “lost profits” theory. Further, if infringement were to be found of a valid, enforceable claim of a CDX patent, the report of CNX Gas’ damages expert indicates that any potential damages award would be based on a royalty of 5%, or approximately $400. An updated damages report was recently provided by CDX to CNX to account for additional accused wells that have been drilled by CNX, the details of which are currently being reviewed by CNX Gas’ damages expert. Cross-motions for summary judgment as to infringement, invalidity and unenforceability have been filed and briefed by CNX Gas and CDX and were before a Special Master for decision in the form of a report and recommendation to the District Court. The Special Master issued his report and recommendation on November 19, 2007, denying both the CNX Gas and CDX motions for summary judgment in view of what he identified as genuine issues of material fact. The Special Master did, however, find that CNX had “produced sufficient evidence to call into serious question the validity and enforceability” of the CDX patents-in-suit. Both CNX Gas and CDX subsequently filed objections to the report and recommendation, which are presently pending for decision by the Court. We continue to believe that we do not infringe any properly construed claim of any valid, enforceable patent. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.

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

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

In 1999, CNX Gas was named in a suit brought by a group of royalty owners that lease gas development rights to CNX Gas in southwest Virginia. The suit alleged the underpayment of royalties to the group of royalty owners. The claim of underpayment of royalties related to the interpretation of permissible deductions from production revenues upon which royalties are calculated. The deductions at issue relate to post production expenses of gathering, compression and transportation. CNX Gas was ordered to pay, and subsequently paid, damages to the group of royalty owners that brought the suit and for the period. A final payment was subsequently made to the plaintiffs to adjust all royalties owed to the plaintiffs for subsequent periods, which effectively settled this case. CNX Gas recognized an estimated liability for other similarly situated plaintiffs who could bring similar claims. This amount is included in other liabilities on the balance sheet and is evaluated quarterly. CNX Gas believes that the final resolution of this matter will not have a material effect on our financial position, results of operations or cash flows.

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

At December 31, 2007, CNX Gas has provided the following financial guarantees and letters of credit to certain third parties. CNX Gas management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements.

	Amounts	Less Than			Beyond
	Committed	1 Year	1-3 Years	3-5 Years	5 Years

Letters of Credit:
Gas	$14,933	$14,913	$20	$0	$0

Total Letters of Credit	$14,933	$14,913	$20	$0	$0
Surety Bonds:
Environmental	$1,201	$1,201	$0	$0	$0
Other	1,780	1,720	60	0	0

Total Surety Bonds	$2,981	$2,921	$60	$0	$0
Other:
Firm Transportation	$49,292	$7,870	$14,379	$9,948	$17,095
Guarantees	16,270	16,270	0	0	0

Total Other	$65,562	$24,140	$14,379	$9,948	$17,095

Total Commitments	$83,476	$41,974	$14,459	$9,948	$17,095

Letters of Credit

On December 28, 2006, CNX Gas obtained the issuance of a letter of credit to the Commonwealth of Pennsylvania in the amount of $20 to serve as collateral for a one year period for a permit issued by PENNDOT.

On May 2, 2007, CNX amended a letter of credit to East Tennessee Natural Gas, LLC which serves as collateral for a fifteen year firm transportation contract on the Jewell Ridge lateral, which had an in-service date of October 2006. The amount of the letter of credit at December 31, 2007 is $14,761.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

On April 15, 2005, CNX Gas obtained the issuance of a letter of credit to Allegheny Energy Supply Co. to serve as collateral for a period of two years to cover a potential tax liability of $152.

Surety Bonds

CNX Gas has issued surety bonds totaling $2,981. CNX Gas guarantees the performance of these obligations.

Other Guarantees

CNX Gas is the guarantor of an agreement with Washington Gas Energy Services, Inc. for $5,000, an agreement with Constellation Energy Commodities Group, Inc. for $1,000, an agreement with Dominion Transmission, Inc. for $155, and an agreement with Columbia Gas Transmission Corp. for $115.

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

Variable Interest

CNX Gas is a guarantor of the obligations for a CNX Gas contractor (debtor) under a loan agreement with Huntington National Bank (lender) dated November 27, 2006. This guarantee causes the debtor to be characterized as a variable interest entity for purposes of FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51”. This guarantee is related to the debtor’s procurement of two drilling rigs dedicated to serve CNX Gas and is capped at $10,000. We are the primary beneficiary of the variable interest as CNX Gas guarantees the debt and is the sole customer of that entity. FIN 46 requires us to consolidate their financial results into our financial statements as a variable interest entity at their fair value as of the date CNX Gas became the primary beneficiary, which was in April 2007. As of December 31, 2007, the outstanding balance on the loan agreement was $7,648, of which $2,874 is current and $4,774 is long term.

The guaranty continues until the indebtedness has been fully satisfied, but does not extend beyond the maturity date of December 31, 2010. The loan is collateralized by the drilling rigs. CNX Gas holds a position in the collateral second to the bank. Any failure of the CNX Gas contractor to satisfy this obligation would require CNX Gas to make payment in full to Huntington National Bank.

Under a separate security agreement with the contractor, upon default CNX Gas may require re-payment by the contractor, sell the assets, or retain them for its own use.

Firm Transportation

We hold firm transportation on various interstate pipelines.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Segment Information:

The principal activity of CNX Gas is to produce methane gas for sale primarily to gas wholesalers. CNX Gas has two reportable segments: Central Appalachia and Northern Appalachia. All sales to customers in excess of 10% of outside sales relate to the Central Appalachia segment for the twelve months ended December 31, 2007, 2006 and 2005.

Reportable segment results for the twelve months ended December 31, 2007 are:

	Central	Northern			Adjustments &
	Appalachia	Appalachia	Total	Corporate	Eliminations	Consolidated

Sales — outside	$374,765	$30,070	$404,835	$—	$—	$404,835
Sales — related parties	11,564	54	11,618	—	—	11,618
Sales — royalty interest gas	46,169	417	46,586	—	—	46,586
Sales — purchased gas	7,628	—	7,628	—	—	7,628
Other revenue	2,848	21	2,869	3,772	—	6,641
Intersegment revenues	77,335	4,005	81,340	—	(81,340)	—

Total Revenue and Other Income	$520,309	$34,567	$554,876	$3,772	$(81,340)	$477,308

Earnings Before Income Taxes(A)	$212,521	$5,241	$217,762	$2,877	$—	$220,639

Segment assets(B)(C)	$1,113,107	$209,700	$1,322,807	$57,896	$—	$1,380,703

Depreciation, depletion and amortization	$42,809	$6,152	$48,961	$—	$—	$48,961

Capital expenditures	$220,795	$136,404	$357,199	$—	$—	$357,199

(A)	Includes equity in income of affiliates of $2,058 for Central Appalachia. Corporate Segment includes $3,772 of interest income, $1,011 of bank fees, and $116 of equity in income of affiliates.

(B)	Includes investments in unconsolidated equity affiliates of $3,408 for Central Appalachia. Corporate segment includes investment in unconsolidated equity affiliates of $24,876 and $972 of recoverable income taxes.

(C)	Includes cash of $376 in the Northern Appalachia, related to our variable interest entity, and $31,672 in Corporate Segments, respectively.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

Reportable segment results for the twelve months ended December 31, 2006 are:

	Central	Northern			Adjustments &
	Appalachia	Appalachia	Total	Corporate	Eliminations	Consolidated

Sales — outside	$364,025	$21,031	$385,056	$—	$—	$385,056
Sales — related parties	8,392	98	8,490	—	—	8,490
Sales — royalty interest gas	50,878	176	51,054	—	—	51,054
Sales — purchased gas	43,973	—	43,973	—	—	43,973
Other revenue	21,048	785	21,833	3,453	—	25,286
Intersegment revenues	67,326	1,452	68,778	—	(68,778)	—

Total Revenue and Other Income	$555,642	$23,542	$579,184	$3,453	$(68,778)	$513,859

Earnings Before Income Taxes(D)	$250,607	$3,825	$254,432	$2,008	$—	$256,440

Segment assets(E)	$949,472	$73,596	$1,023,068	$131,933	$—	$1,155,001

Depreciation, depletion and amortization	$35,190	$2,809	$37,999	$—	$—	$37,999

Capital expenditures	$122,287	$31,956	$154,243	$—	$—	$154,243

(D)	Includes equity in earnings of affiliates of $1,405 for Central Appalachia. Corporate segment includes $3,453 of interest income, $1,018 of bank fees, and equity in loss of affiliates of $427.

(E)	Includes investments in unconsolidated equity affiliates of $27,523 for Central Appalachia. Corporate segment includes investments in unconsolidated equity affiliates of $24,760 and cash of $107,173.

Reportable segment results for the twelve months ended December 31, 2005 are:

	Central	Northern			Adjustments &
	Appalachia	Appalachia	Total	Corporate	Eliminations	Consolidated

Sales — outside	$256,967	$20,064	$277,031	$—	$—	$277,031
Sales — related parties	5,969	83	6,052	—	—	6,052
Sales — royalty interest gas	45,128	223	45,351	—	—	45,351
Sales — purchased gas	275,148	—	275,148	—	—	275,148
Other revenue	9,620	54	9,674	185	—	9,859
Intersegment revenues	46,680	795	47,475	—	(47,475)	—

Total Revenue and Other Income	$639,512	$21,219	$660,731	$185	$(47,475)	$613,441

Earnings (Loss) Before Income Taxes(F)	$162,769	$4,339	$167,108	$(390)	$—	$166,718

Segment assets(G)	$763,432	$41,135	$804,567	$54,600	$—	$859,167

Depreciation, depletion and amortization	$31,619	$3,420	$35,039	$—	$—	$35,039

Capital expenditures	$87,508	$23,244	$110,752	$—	$—	$110,752

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

(F)	Includes equity in earnings of unconsolidated affiliates of $138 for Central Appalachia. Corporate segment includes $185 of interest income, $288 of bank fees, and equity in loss of unconsolidated affiliates of $287.

(G)	Includes investments in unconsolidated equity affiliates of $24,340 for Central Appalachia. Corporate segment includes investments in unconsolidated equity affiliates of $25,188, deferred taxes of $9,339 and cash of $20,073.

Note 19 —	Subsequent Event:

On January 29, 2008, CONSOL Energy announced an intention to commence an exchange offer to acquire the 18.3% of outstanding shares of CNX Gas that CONSOL Energy does not currently own.

Other Supplemental Information — Supplemental Gas Data (unaudited):

The following information was prepared in accordance with Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities” and related accounting rules:

Capitalized Costs:

	As of December 31,
	2007	2006

Proved Properties	$125,118	$91,913
Unproved Properties	81,078	765
Wells and Related Equipment	599,382	402,200
Gathering Assets	595,137	520,906
Uncompleted Wells and Related Equipment	72,858	93,414

Total Property, Plant and Equipment	1,473,573	1,109,198
Accumulated Depreciation, Depletion and Amortization	(251,367)	(200,755)

Net Capitalized Costs	$1,222,206	$908,443

Proportionate Share of Gas Producing Net Property, Plant and Equipment of Unconsolidated Equity Affiliates	$30,364	$22,139

Costs incurred for Property Acquisition, Exploration and Development (*):

	For the Twelve Months Ended December 31,
	2007		2006		2005
	Consolidated	Equity	Consolidated	Equity	Consolidated	Equity
	Operations	Affiliates	Operations	Affiliates	Operations	Affiliates

Property acquisitions
Proved Properties	$33,205	$—	$8,797	$—	$7,666	$20
Unproved Properties	80,313		765		667
Development	257,935	—	151,774	—	86,273	—
Exploration	16,503	—	832	2,334	19,370	412

Total	$387,956	$—	$162,168	$2,334	$113,976	$432

(*)	Includes costs incurred whether capitalized or expensed

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

Results of Operations for Producing Activities:

	For the Twelve Months Ended December 31,
	2007		2006		2005
	Consolidated	Equity	Consolidated	Equity	Consolidated	Equity
	Operations	Affiliates	Operations	Affiliates	Operations	Affiliates

Production Revenue	$416,452	$2,755	$393,649	$1,913	$283,137	$2,406
Royalty Interest Gas Revenue	46,586	294	51,054	446	45,351	408
Purchased Gas Revenue	7,628	201	43,973	356	275,148	2,561

Total Revenue	470,666	3,250	488,676	2,715	603,636	5,375

Lifting Costs	38,721	679	33,357	480	30,399	623
Gathering Costs	61,798	630	58,102	359	43,903	168
Royalty Expense	40,011	294	41,998	446	36,641	408
Other Costs	19,772	646	12,876	541	10,339	915
Purchased Gas Costs	7,162	165	44,843	299	278,720	2,434
DD&A	48,961	294	37,999	512	35,039	870

Total Costs	216,425	2,708	229,175	2,637	435,041	5,418

Pre-tax Operating Income	254,241	542	259,501	78	168,595	(43)
Income Taxes	98,595	210	97,728	29	65,280	(17)

Results of Operations for Producing Activities excluding Corporate and Interest Costs	$155,646	$332	$161,773	$49	$103,315	$(26)

Net Reserve Quantity (Mcfe)
Beginning Reserves(a)	1,263,293	2,200	1,127,724	2,672	1,042,403	2,385
Revisions(b)	(25,036)	221	109,116	(584)	57,575	521
Extensions and Discoveries	145,834	1,484	82,363	337	77,917	—
Production	(57,928)	(321)	(55,910)	(225)	(50,171)	(234)
Purchases of Reserves In-Place	13,746	—	—	—	—	—
Sales of Reserves In-Place	—	—	—	—	—	—

Ending Reserves	1,339,909	3,584	1,263,293	2,200	1,127,724	2,672

Proved Developed Reserves:
Beginning of Period	609,700	2,200	549,574	2,672	395,152	2,385

End of Period	667,726	3,584	609,700	2,200	549,574	2,672

(a)	Proved developed and proved undeveloped gas reserves are defined by the Securities and Exchange Commission Rule 4.10(a) of Regulation S-X. Generally, these reserves would be commercially recovered under current economic conditions, operating methods and government regulations. CNX Gas cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved oil and gas reserves are estimated quantities of natural gas and CBM gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

(b)	2007 revisions are based upon our review of production curves of over 6,000 wells. Revisions were both upward and downward and no well was individually material. Production optimization is an ongoing effort.

CNX Gas proved gas reserves are located in the United States.

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

	December 31,
	2007	2006	2005

Future Cash Flows:
Revenues	$9,509,665	$7,105,265	$11,675,551
Production costs	(3,004,619)	(2,568,731)	(2,852,033)
Development costs	(636,436)	(552,114)	(422,315)
Income tax expense	(2,259,415)	(1,500,533)	(3,251,265)

Future Net Cash Flows	3,609,195	2,483,887	5,149,938
Discounted to present value at a 10% annual rate	(2,219,655)	(1,548,996)	(3,279,144)

Total standardized measure of discounted net cash flows	$1,389,540	$934,891	$1,870,794

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during:

	December 31,
	2007	2006	2005

Balance at Beginning of Period	$934,891	$1,870,794	$1,029,538
Net changes in sales prices and production costs	1,688,906	(5,341,525)	3,539,448
Sales net of production costs	(208,810)	(438,174)	(234,526)
Net change due to revisions in quantity estimates	485,577	1,492,654	632,547
Net change due to acquisition	2,840	—	—
Development costs incurred, previously estimated	295,422	169,169	110,916
Changes in estimated future development costs	(379,744)	(298,968)	(267,691)
Net change in future income taxes	(758,882)	1,750,732	(1,505,484)
Accretion of discount and other	(670,660)	1,730,209	(1,433,954)

Total Discounted Cash Flow at End of Period	$1,389,540	$934,891	$1,870,794

Other Supplemental Information — Selected Quarterly Data (unaudited)($ in thousands):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007*

Total Revenue and Other Income	$115,132	$133,471	$109,805	$118,900

Total Costs and Expense	$61,894	$66,539	$57,808	$70,428

Total Earnings Before Minority Interest	$53,238	$66,932	$51,997	$47,978

Total Earnings Before Income Tax	$53,238	$66,932	$51,997	$48,472

Net Income	$32,996	$41,488	$31,296	$29,898

Earnings per Share
Basic	$0.22	$0.27	$0.21	$0.20

Diluted	$0.22	$0.27	$0.21	$0.20

Weighted Average Shares Outstanding
Basic	150,864,825	150,870,810	150,895,233	150,914,225

Dilutive	151,068,089	151,145,174	151,149,432	151,241,316

*	Included in the fourth quarter are out-of-period year-to-date adjustments made in the fourth quarter.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Total Revenue and Other Income	$148,223	$122,852	$123,567	$119,217

Total Costs and Expense	$73,286	$60,532	$61,770	$61,831

Total Earnings Before Income Tax	$74,937	$62,320	$61,797	$57,386

Net Income	$45,876	$38,153	$37,593	$38,245

Earnings per Share
Basic	$0.30	$0.25	$0.25	$0.25

Diluted	$0.30	$0.25	$0.25	$0.25

Weighted Average Shares Outstanding
Basic	150,833,334	150,833,334	150,850,930	150,864,075

Dilutive	150,931,545	151,060,061	151,029,192	151,062,622

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

CNX Gas management is responsible for establishing and maintaining adequate internal control over financial reporting. CNX Gas’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

CNX Gas internal control over financial reporting included policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of CNX Gas; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of CNX Gas’ assets that could have a material effect on our financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of CNX Gas’ internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management has concluded that CNX Gas maintained effective internal control over financial reporting as of December 31, 2007. The effectiveness of CNX Gas’ internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Controls Over Financial Reporting

None.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information under the captions “Proposal #1 — Nominations for Election of Directors,” “General Information — The Board of Directors and Its Committees — The Board of Directors,” “General Information — The Board of Directors and Its Committees — Membership and Meetings of the Board of Directors and Its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the annual meeting of shareholders to be held on April 21, 2008 (the “Proxy Statement”). The third paragraph of the section titled “available information” on page 12 is incorporated herein by reference.

Executive Officers of CNX Gas Corporation

The following is a list of CNX Gas executive officers, their ages as of February 15, 2008 and their positions and offices held with CNX Gas.

Name	Age	Position

Nicholas J. DeIuliis	39	President and Chief Executive Officer and Director
Stephen W. Johnson	49	Executive Vice President, Secretary and General Counsel
Mark D. Gibbons	49	Senior Vice President and Chief Financial Officer
Randall M. Albert	50	Senior Vice President — Emerging Business Units
Dr. DeAnn Craig	56	Senior Vice President — Asset Assessment
J. Michael Onifer	51	Senior Vice President — Established Business Units

Nicholas J. DeIuliis, 39, has been President and Chief Executive Officer and a Director of CNX Gas since its formation on June 30, 2005. Prior to that, Mr. DeIuliis was Senior Vice President — Strategic Planning of CONSOL Energy from November 1, 2004 until August 8, 2005. Prior to that time, Mr. DeIuliis served as Vice President Strategic Planning from April 1, 2002 until November 1, 2004, Director — Corporate Strategy from October 1, 2001 to April 1, 2002, Manager — Strategic Planning from January 1, 2001 to October 1, 2001 and Supervisor — Process Engineering from April 1, 1999 to January 1, 2001, all of which positions he held at CONSOL Energy. Mr. DeIuliis is also a member of the Board of Directors of the Independent Petroleum Association of America and the Carnegie Science Center. Mr. DeIuliis is also a registered engineer in the Commonwealth of Pennsylvania and a member of the Pennsylvania Bar. He received a bachelor’s degree in chemical engineering from Pennsylvania State University and a master’s of business administration and juris doctorate from Duquesne University.

Stephen W. Johnson, 49, has been General Counsel of CNX Gas since September 1, 2005. He was named Executive Vice President as of December 5, 2005. Prior to joining CNX Gas, he was a partner since 2001 in the Business and Regulatory Group at Reed Smith LLP, an international law firm with about 1,000 lawyers. From 1984 to 2001, Mr. Johnson was with the law firm of Buchanan Ingersoll Professional Corporation. Mr. Johnson has served as corporate, securities and mergers and acquisitions counsel to both public and privately held companies for his entire professional career. Mr. Johnson is Vice Chairman of NEED, a non-profit organization that provides college scholarships to minority students, and a director of Concordia Lutheran Ministries, a non-profit continuing care retirement community serving thousands of elderly persons each year. Mr. Johnson received a bachelor’s degree in history from the University of Virginia and a juris doctor degree from the University of Pittsburgh School of Law.

Mark D. Gibbons, 49, is Senior Vice President and Chief Financial Officer of CNX Gas Corporation. He attained that position on March 1, 2007. Previously, he was a director of Protiviti, an international risk consulting firm, where he focused on providing Sarbanes-Oxley consulting advice for clients that included CNX Gas, and on providing outsource internal audit services. A CPA and Certified Internal Auditor, Mr. Gibbons has 22 years of experience in the accounting and auditing fields. From 1999 to 2004, Mark was vice president of finance for MARC USA, a national integrated marketing and communications company. He is experienced with accounting, auditing, and financial reporting and has led audit engagements as an audit senior manager at Deloitte Touche, LLP. Mr. Gibbons received his bachelor’s degree in accounting from Franciscan University of Steubenville.

Randall Albert, 50, was named Senior Vice President — Emerging Business Units in July of 2007. Prior to that, he had been Vice President — Emerging Business Units. In his current position, he is responsible for developing coalbed methane (CBM) in southwestern Pennsylvania and northern West Virginia (Mountaineer), exploring for CBM in central Pennsylvania (Nittany), and exploring for gas in the New Albany Shale formation in western Kentucky (Cardinal). Earlier, he held the position of General Manager — Technical Services and Administration. He joined CNX Gas in 1990. From 1980 to 1990 Mr. Albert held various mining positions including Mine Engineer. He is a registered professional engineer in Virginia and West Virginia. Mr. Albert graduated from Virginia Tech with a B.S. degree in mining engineering.

Dr. DeAnn Craig, 56, was named Senior Vice President — Asset Assessment in July of 2007. In this capacity, Dr. Craig will play a key role in helping CNX Gas determine how to best deploy capital to more quickly and efficiently monetize its asset base. Prior to joining CNX Gas, she was most recently employed by Chevron North America Exploration and Production (Chevron), where her duties included assisting in capital budget preparation and analysis. Dr. Craig is also a prior president of the Society of Petroleum Engineers. While at Chevron North America headquarters, Dr. Craig worked with appropriations and expenditures and the requests for authorizations to make such expenditures. She was an internal expert on project economic evaluation and also led a team that worked on improving probabilistic reporting of production and capital and expenditures. Dr. Craig began her career at Phillips Petroleum as a petroleum engineer, where she rose to the position of Manager, Worldwide Drilling and Production. Later, she became president of Phillips’ Canadian exploration and development operations. This was followed by a tour in Washington, D.C., where she was a government affairs representative for Phillips, while also serving as president of the Society of Petroleum Engineers. Dr. Craig earned her Ph.D., two master’s degrees, and two B.S. degrees from the Colorado School of Mines, where she is also a member of the Board of Trustees. Dr. Craig holds an MBA from Regis University in Denver and is also a registered professional engineer in Colorado.

Michael Onifer, 51, was named Senior Vice President — Established Business Units in July of 2007. Prior to that, he had been Vice President — Virginia Operations & Administration. In his current position, he is responsible for annual production in excess of 50 billion cubic feet (Bcf) and the wholly-owned Cardinal States Gathering System. Mr. Onifer started his career as a project engineer at CONSOL Energy and held various coal-related positions, including Superintendent — Buchanan Mine. He joined CNX Gas in late 2000 as a production foreman and advanced through various management positions. Mr. Onifer graduated from Virginia Tech with a B.S. degree in mining engineering. In 2004, he attended the Program for Management Development at the Harvard Business School.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the information under the captions “General Information — Compensation of Directors,” “General Information — Understanding our Director Compensation,” “Executive Compensation and Stock Option Information — Compensation Discussion and Analysis,” “Executive Compensation and Stock Option Information — Executive Compensation,” “Executive Compensation and Stock Option Information — Compensation Committee Report,” “General Information — The Board of Directors and its Committees — Compensation Committee Interlocks and Insider Participation,” and “Potential Payments Upon Termination or Change-In-Control,” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information requested by this Item is incorporated by reference to the information under the captions “Equity Compensation Plan Information,” and “General Information — Beneficial Ownership of Securities” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information requested by this Item is incorporated by reference to the information under the captions “Certain Relationships and Related Transactions” and “General Information — The Board of Directors and its Committees” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the information in the table found in the section captioned “Accountants and Audit Committee” and the information under the caption “Accountants and Audit Committee — Audit Committee Pre-Approval of Audit and Permissible Non-audit Services” in the Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 15th day of February, 2008.

CNX Gas Corporation

By:	/s/ Nicholas J. DeIuliis
Nicholas J. DeIuliis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 15th day of February, 2008, by the following persons on behalf of the Registrant in the capacities indicated:

Signature	Title

/s/ Philip W. Baxter Philip W. Baxter	Chairman of the Board

/s/ Nicholas J. DeIuliis Nicholas J. DeIuliis	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Mark D. Gibbons Mark D. Gibbons	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ J. Brett Harvey J. Brett Harvey	Director

/s/ James E. Altmeyer, Sr. James E. Altmeyer, Sr.	Director

/s/ Raj K. Gupta Raj K. Gupta	Director

/s/ John R. Pipski John R. Pipski	Director

/s/ William J. Lyons William J. Lyons	Director

/s/ Joseph T. Williams Joseph T. Williams	Director

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of CNX Gas Corporation(1)
3.2	Second Amended and Restated Bylaws of CNX Gas Corporation(23)
4.1	Form of stock certificate(1)
10.1	Summary of Employment Terms for Nicholas J. DeIuliis(2)*
10.2	Offer letter for Ronald Smith(2)*
10.3	Offer letter for Gary J. Bench(1)*
10.4	Offer letter for Stephen W. Johnson(1)*
10.5	Form of Change in Control Agreement for DeIuliis, Bench, Albert and Onifer(1)(26)*
10.6	Form of Change in Control Agreement for Johnson, Smith, Gibbons and Craig(1)*
10.7	Master Separation Agreement dated as of August 1, 2005 by and among CONSOL Energy Inc. and each of the its subsidiaries (other than CNX Gas Corporation and its subsidiaries) and CNX Gas Corporation and its subsidiaries(3)
10.8	Master Cooperation and Safety Agreement dated as of August 1, 2005 by and among CONSOL Energy Inc. and each CEI Subsidiary (as defined therein) and CNX Gas Corporation and each CNX Subsidiary (as defined therein)(3)
10.9	Tax Sharing Agreement dated August 1, 2005 between CONSOL Energy Inc. and CNX Gas Corporation(3)
10.10	Services Agreement dated August 1, 2005 by and among CONSOL Energy Inc., CNX Land Resources Inc. and CNX Gas Corporation and its subsidiaries that become a party to the agreement(3)
10.11	Intercompany Revolving Credit Agreement between CONSOL Energy Inc. and CNX Gas Corporation(3)
10.12	Master Lease dated August 1, 2005 by and between CONSOL Energy Inc. and each of its subsidiaries made a party thereto and CNX Gas Company, LLC(3)
10.13	Summary sheet regarding director compensation(1)
10.14	Credit Agreement dated October 7, 2005 between CNX Gas Corporation, certain of its subsidiaries, and the Lender parties thereto(4)
10.15	Indenture, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee(5)
10.16	Supplemental Indenture No. 1, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee(6)
10.17	Supplemental Indenture No. 2, dated as of September 30, 2003, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee(7)
10.18	Supplemental Indenture No. 3, dated as of April 15, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee(8)
10.19	Supplemental Indenture No. 4, dated as of August 8, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee(3)
10.20	Supplemental Indenture No. 5, dated as of October 21, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee(9)
10.21	Precedent Agreement dated July 29, 2005 by and between East Tennessee Natural Gas, LLC and CNX Gas Company, LLC.(10)
10.22	Description of the CNX Gas Corporation 2006 Short-Term Incentive Compensation Program(11)*
10.23	Firm Transportation Agreement, dated as of April 27th , 2006, between CNX Gas Company, LLC, a wholly-owned subsidiary of CNX Gas, and East Tennessee Natural Gas, LLC.(12)
10.24	Firm Lateral Transportation Agreement, dated as of April 27th , 2006, between CNX Gas Company, LLC, a wholly-owned subsidiary of CNX Gas, and East Tennessee Natural Gas, LLC.(13)
10.25	The summary description of the base compensation and short-term incentive opportunities for the executive officers of CNX Gas Corporation for 2006.(14)*

10.26	The initial election grant of options to purchase common stock of CNX Gas Corporation to Joseph T. Williams, upon his election to the Board of Directors on July 10, 2006(15)*
10.27	CNX Gas Corporation Long-Term Incentive Program for the performance period from October 11, 2006 to December 31, 2009 and Form of Award Agreement thereunder(16)*
10.28	CNX Gas Corporation Equity Incentive Plan, as amended(22)*
10.29	Form of Award Agreements under CNX Gas Corporation Equity Incentive Plan(1)
10.30	Summary of Non-Employee Director Compensation effective as of November 1, 2006(16)*
10.31	Summary of the awards to CNX Gas Corporation’s executive officers under the CNX Gas Corporation Long-Term Incentive Program for the performance period from October 11, 2006 to December 31, 2009(16)*
10.32	Offer letter of Mark D. Gibbons(17)*
10.33	Summary description of CNX Gas 2007 Short-term incentive program(18)*
10.34	Transfer Agreement dated as of January 24, 2007, between the registrant and Gary J. Bench(19)
10.35	Summary description of the base compensation and short-term incentive opportunities for the executive officers of CNX Gas for 2007(20)*
10.36	Agreement of Sale entered into on June 8, 2007, by and between CNX Gas Company LLC, as purchaser, and Consolidation Coal Company, as seller(21)
10.37	Asset Exchange Agreement entered into on June 20, 2007, but effective as of April 1, 2007, among American Land Holdings of Indiana, LLC, et al and CNX Gas Company LLC(21)
10.38	Form Oil and Gas Deed, Assignment, And Assumption, which is Exhibit F to Asset Exchange Agreement that is Exhibit 10.37, above(21)
10.39	Asset Purchase Agreement entered into on June 20, 2007, but effective as of April 1, 2007, among American Land Holdings of Indiana, LLC, et al., as seller, and CNX Gas Company LLC, as buyer(21)
10.40	Form Oil and Gas Deed, Assignment, Assumption and Bill of Sale, which is Exhibit D to Asset Purchase Agreement that is Exhibit 10.39, above(21)
10.41	Asset Purchase Agreement entered into on June 20, 2007, but effective as of April 1, 2007, among CNX Gas Company LLC, as seller, and Cyprus Creek Land Resources, LLC, as buyer(21)
10.42	Asset Purchase Agreement entered into on June 20, 2007, but effective as of April 1, 2007, among CNX Gas Company LLC, as seller, and Eastern Associated Coal, LLC, as buyer(21)
10.43	Offer letter to Dr. DeAnn Craig dated June 18, 2007(24)*
10.44	Schedule of Compensation of Non-Employee Directors, effective August 2007(24)*
10.45	2008 CNX Gas Long-Term Incentive Program and the Form of Award Agreement thereunder*
10.46	Summary of awards under the 2008 CNX Gas Long-Term Incentive Program(25)*
21	Subsidiaries of CNX Gas Corporation(1)
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Ralph E. Davis Associates, Inc.
23.3	Consent of Schlumberger Data and Consulting Services
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-127483) filed on September 29, 2005

(2)	Incorporated by reference from the Current Report on Form 8-K filed by CONSOL Energy Inc. on August 19, 2005 (SEC File No. 001-14901)

(3)	Incorporated by reference from the Current Report on Form 8-K filed by CONSOL Energy Inc. on August 12, 2005 (SEC File No. 001-14901)

(4)	Incorporated by reference from the Current Report on Form 8-K filed by CONSOL Energy Inc. on October 13, 2005

(5)	Incorporated by reference from Exhibit 4.1 to Form 10-K filed by CONSOL Energy Inc. on March 29, 2002

(6)	Incorporated by reference from Exhibit 4.2 to Form 10-K filed by CONSOL Energy Inc. on March 29, 2002

(7)	Incorporated by reference from Exhibit 4.2 to Form 10-Q filed by CONSOL Energy Inc. on November 19, 2003

(8)	Incorporated by reference from Exhibit 4.2 to Form 10-Q filed by CONSOL Energy Inc. on August 3, 2005

(9)	Incorporated by reference from the Amendment No. 2 to the Registration Statement on Form S-1 (file no. 333-127483) filed on October 27, 2005

(10)	Incorporated by reference from the Amendment No. 4 to the Registration Statement on Form S-1 (file no. 333-127483) filed on December 17, 2005

(11)	Incorporated by reference from the second paragraph of Item 1.01 of the Current Report on Form 8-K filed by CNX Gas Corporation on February 10, 2006

(12)	Incorporated by reference from Exhibit 10.1 to Form 10-Q filed by CNX Gas Corporation on August 2, 2006

(13)	Incorporated by reference from Exhibit 10.2 to Form 10-Q filed by CNX Gas Corporation on August 2, 2006

(14)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K filed by the CNX Gas Corporation on May 1, 2006 (SEC File No. 001-32723)

(15)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K filed by CNX Gas Corporation on July 11, 2006 (SEC File No. 001-32723)

(16)	Incorporated by reference from the Current Report on Form 8-K filed by CNX Gas Corporation on October 17, 2006 (SEC File No. 001-32723)

(17)	Incorporated by reference from the Current Report on Form 8-K filed by CNX Gas on January 26, 2007

(18)	Incorporated by reference from the Current Report on Form 8-K filed by CNX Gas on March 1, 2007

(19)	Incorporated by reference from the Form 10-Q filed by CNX Gas on April 27, 2007

(20)	Incorporated by reference from the Current Report on Form 8-K filed by CNX Gas on April 27, 2007

(21)	Incorporated by reference from the Form 10-Q filed by CNX Gas on July 31, 2007

(22)	Incorporated by reference from the Definitive Proxy Statement on Schedule 14A, filed by CNX Gas on March 19, 2007

(23)	Incorporated by reference from the Current Report on Form 8-K filed by CNX Gas on August 16, 2007

(24)	Incorporated by reference from the Form 10-Q filed by CNX Gas on October 30, 2007

(25)	Incorporated by reference from the Current Report on Form 8-K filed by CNX Gas on December 14, 2007

(26)	With respect to Messrs. Onifer and Albert, the change in control agreements have a 2-times multiplier and do not contain a Section 280G gross up.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*	Management compensatory contract or arrangement.