Form 10-Q
period 2008-03-31
CNX Gas CORP
filed 2008-04-30
CIK 1335793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of April 15, 2008 is 150,932,321 shares.

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2008	2007
Revenue and Other Income:
Outside Sales	$126,640	$98,070
Related Party Sales	3,901	2,191
Royalty Interest Gas Sales	16,504	12,182
Purchased Gas Sales	3,539	1,159
Other Income	9,919	1,530

Total Revenue and Other Income	160,503	115,132

Costs and Expenses:
Lifting Costs	11,507	8,266
Gathering and Compression Costs	15,310	14,468
Royalty Interest Gas Costs	16,089	10,665
Purchased Gas Costs	3,421	1,019
Other	239	438
General and Administrative	15,744	13,721
Depreciation, Depletion and Amortization	15,945	12,098
Interest Expense	1,472	1,219

Total Costs and Expenses	79,727	61,894

Earnings Before Income Taxes and Minority Interest	80,776	53,238
Minority Interest	(141)	—

Earnings Before Income Taxes	80,917	53,238
Income Taxes	30,996	20,242

Net Income	$49,921	$32,996

Earnings Per Share:
Basic	$0.33	$0.22

Diluted	$0.33	$0.22

Weighted Average Number of Common Shares Outstanding:
Basic	150,923,490	150,864,825

Dilutive	151,324,786	151,068,089

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$32,375	$32,048
Accounts Receivable:
Trade	60,107	38,680
Net Related Party	10,677	1,022
Other	2,490	1,406
Derivatives	—	10,711
Recoverable Income Taxes	—	972
Deferred Income Taxes	22,246	—
Other Current Assets	1,694	3,148

Total Current Assets	129,589	87,987
Property, Plant and Equipment, Net	1,321,513	1,254,906
Other Assets	9,120	9,526
Investments in Equity Affiliates	27,440	28,284

TOTAL ASSETS	$1,487,662	$1,380,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$26,369	$30,263
Accrued Royalties Payable	18,129	12,896
Accrued Severance Taxes	3,420	2,620
Accrued Income Taxes	6,214	—
Deferred Income Taxes	—	1,269
Derivatives	56,213	—
Current Portion of Long-Tem Debt	5,753	5,819
Other Current Liabilities	11,129	9,817

Total Current Liabilities	127,227	62,684
Long-Term Debt	76,304	66,949
Deferred Credits and Other Liabilities:
Deferred Income Taxes	204,636	188,415
Other Liabilities	33,292	30,965
Asset Retirement Obligations	4,487	3,981
Derivatives	13,048	1,092
Postretirement Benefits Other Than Pension	2,806	2,700

Total Deferred Credits and Other Liabilities	258,269	227,153
Minority Interest	853	680

Total Liabilities and Minority Interest	462,653	357,466

Stockholders’ Equity
Common Stock, $.01 par value; 200,000,000 Shares Authorized, 150,930,971 Issued and Outstanding at March 31, 2008 and 150,915,198 Issued and Outstanding at December 31, 2007	1,509	1,509
Capital in Excess of Par Value	786,723	785,575
Retained Earnings	279,803	229,962
Accumulated Other Comprehensive (Loss) Income	(43,026)	6,191

Total Stockholders’ Equity	1,025,009	1,023,237

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,487,662	$1,380,703

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

				Accumulated
		Capital in		Other	Total
	Common	Excess of	Retained	Comprehensive	Stockholders’
	Stock	Par Value	Earnings	Income (Loss)	Equity
Balance at December 31, 2007	$1,509	$785,575	$229,962	$6,191	$1,023,237
Net Income	—	—	49,921	—	49,921
Gas Cash Flow Hedge (Net of $29,688 tax)	—	—	—	(49,175)	(49,175)
Amortization of prior service costs and actuarial losses (Net of $13 tax)	—	—	—	(22)	(22)

Comprehensive Income (Loss)	—	—	49,921	(49,197)	724
Cumulative Effect of FAS 158 Measurement Adoption (Net of $63 tax)	—	—	(80)	(20)	(100)
Stock Options Exercised	—	252	—	—	252
Tax Benefit from Stock Based Compensation	—	167	—	—	167
Amortization of Restricted Stock Unit Grants	—	176	—	—	176
Amortization of Stock Based Compensation Awards	—	553	—	—	553

Balance at March 31, 2008	$1,509	$786,723	$279,803	$(43,026)	$1,025,009

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2008	2007
Operating Activities:
Net Income	$49,921	$32,996
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities: Depreciation, Depletion and Amortization	15,945	12,098
Stock-based Compensation	729	764
Change in Minority Interest	173	—
Deferred Income Taxes	23,484	12,527
Equity in Earnings of Affiliates	(110)	(207)
Changes in Operating Assets:
Accounts Receivable	(19,555)	1,000
Related Party Receivable	(9,655)	2,745
Other Current Assets	589	186
Changes in Other Assets	2,768	1,530
Changes in Operating Liabilities:
Accounts Payable	(6,064)	1,233
Related Party Liability	—	162
Income Taxes	7,186	7,441
Other Current Liabilities	7,285	(1,601)
Changes in Other Liabilities	1,576	2,026
Other	1,945	219

Net Cash Provided by Operating Activities	76,217	73,119

Investing Activities:
Capital Expenditures	(86,552)	(57,535)
Investment in Equity Affiliates	954	(822)

Net Cash Used in Investing Activities	(85,598)	(58,357)

Financing Activities:
Capital Lease Payments	(673)	(675)
Variable Interest Entity Debt	9,962	—
Exercise of Stock Options	252	—
Tax Benefit from Stock Based Compensation	167	67

Net Cash Provided by (Used in) Financing Activities	9,708	(608)

Net Increase in Cash and Cash Equivalents	327	14,154
Cash and Cash Equivalents at Beginning of Period	32,048	107,173

Cash and Cash Equivalents at End of Period	$32,375	$121,327

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Note 1—Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for future periods.
     The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements.
     For further information, refer to the consolidated financial statements and related notes for the year ended December 31, 2007 included in CNX Gas’ Form 10-K.
     Certain reclassifications of 2007 data have been made to conform to the three months ended March 31, 2008 classifications.
     Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with Statement of Financial Accounting Standard No. 123R (SFAS 123R). The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 750 shares and 479,065 shares of common stock were outstanding for the three month period ended March 31, 2008 and 2007, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Options exercised during the three month periods ended March 31, 2008 and 2007 were 15,773 shares and 3,750 shares, respectively. The weighted average exercise price per share of the options exercised during the three month periods ended March 31, 2008 and 2007 were $16.00 and $17.80, respectively.
     The computations for basic and dilutive earnings per share from continuing operations are as follows:

	For the Three Months Ended
	March 31,
	2008	2007
Net Income	$49,921	$32,996

Weighted Average Number of Common Shares Outstanding:
Basic	150,923,490	150,864,825
Effect of share based compensation	401,296	203,264

Dilutive	151,324,786	151,068,089

Earnings per share:
Basic	$0.33	$0.22

Diluted	$0.33	$0.22

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
     In June 2007, CNX Gas entered into a three-way transaction with Peabody Energy and majority shareholder CONSOL Energy Inc. (CONSOL or CONSOL Energy) to acquire certain oil and gas, coalbed methane and other gas interests. Pursuant to the transaction, CNX Gas acquired certain coal assets from CONSOL for $45,000 cash, $1,777 of miscellaneous acquisition costs, plus a future payment with an estimated present value of $6,770, which we approximate to be the fair value of the assets. CNX Gas then exchanged those assets plus $15,000 cash for Peabody’s oil and gas, coalbed methane, and other gas rights to approximately 985,000 acres, including 603,000 acres in the Illinois Basin, 2,000 acres in Central Appalachia, 151,000 acres in Northern Appalachia, 171,000 acres in the San Juan Basin, 47,000 acres in the Powder River Basin, and 11,000 acres in the Rockies. This acreage has no proved gas reserves.
Note 3—Pension and Other Postretirement Benefits:
     The components of net periodic benefit costs are as follows:

	For the Three Months Ended March 31,
	Pension		Other Benefits
	2008	2007	2008	2007
Components of Net Periodic Benefit Costs:
Service costs	$81	$65	$33	$31
Interest costs	10	3	46	35
Expected return on assets	(6)	—	—	—
Amortization of prior service costs credit	—	—	(43)	(43)
Amortization of (gain) loss	—	(6)	9	5

Benefit costs	$85	$62	$45	$28

     For the period ended March 31, 2008, there were $44 in contributions made pursuant to the pension plan. CNX Gas presently anticipates contributing a total of $700 to the pension trust in 2008.
     As previously disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2007, CNX Gas does not expect to contribute to the other postretirement benefit plan in 2008. We intend to pay benefit claims as they become due. For the period ended March 31, 2008, there were $50 in payments made pursuant to the other postretirement benefit plan.
     CNX Gas adopted the measurement provisions of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), on January 1, 2008. As a result of this adoption, the Company recognized an increase of $85 and $78 in the liabilities for pension and other postretirement benefits, respectively. These increases were accounted for as a reduction of the January 1, 2008 balance of retained earnings.
Note 4—Income Taxes:
     The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CNX Gas’ effective tax rate:

	For the Three Months Ended March 31,
	2008		2007
	Dollars	Rate	Dollars	Rate
Statutory U.S. Federal Income Tax Rate	$28,321	35.0%	$18,633	35.0%
Net Effect of State Income Tax	3,188	3.9%	2,097	3.9%
Other	(513)	(0.6)%	(488)	(0.9)%

Income Tax Expense/Effective Rate	$30,996	38.3%	$20,242	38.0%

     The effective tax rate for the three months ended March 31, 2008 and 2007 was calculated using the annual effective rate projection on recurring earnings. CNX Gas is included in the consolidated federal tax return of CONSOL Energy. Income taxes are calculated as if CNX Gas files a tax return on a separate company basis. With few exceptions, CNX Gas is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (IRS) is in the process of concluding its fieldwork in the examination of CONSOL Energy’s U.S. 2004 and 2005 income tax returns. Within the next twelve months, CONSOL Energy expects to conclude this examination and remit payments of the resulting tax deficiencies to Federal and state taxing authorities. The amount of these deficiencies cannot be estimated at this time, however, to date, the IRS has not proposed any significant changes relating to tax positions taken by CNX Gas as part of its inclusion in the consolidated tax returns filed by CONSOL Energy for the two-year period.
     CNX Gas adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN No. 48, CNX Gas recognized an increase of $53 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. There were no additions to the liability for unrecognized tax benefits during the three month periods ending March 31, 2008 and March 31, 2007.
     The total amounts of unrecognized tax benefits as of March 31, 2008 and March 31, 2007 were approximately $4,533 and $3,116, respectively. If these unrecognized tax benefits were recognized, there would be no affect to CNX Gas’s effective tax rate.
     CNX Gas recognizes interest expense related to unrecognized tax benefits as a component of interest expense. As of March 31, 2008 and March 31, 2007, the Company accrued interest of approximately $244 and $112, respectively, for interest related to uncertain tax positions. The accrued interest for the three month periods ended March 31, 2008 and March 31, 2007 include $62 and $19, respectively, of interest expense recorded in the Company’s statement of income related to unrecognized tax benefits.
     CNX Gas recognizes penalties related to unrecognized tax benefits in its income tax expense. As of March 31, 2008 and March 31, 2007, no penalties had been accrued relating to the Company’s unrecognized tax benefits.
Note 5—Property, Plant and Equipment:

	March 31,	December 31,
	2008	2007
Leasehold Improvements	$1,351	$1,351
Proved Properties	140,961	125,118
Unproved Properties	73,158	81,078
Wells and Related Equipment	183,489	166,468
Intangible Drilling	566,630	531,098
Gathering Assets	618,344	596,171
Asset Retirement Obligations	1,232	1,035
Capitalized Internal Software	6,811	6,741

Total Property, Plant and Equipment	1,591,976	1,509,060
Accumulated Depreciation, Depletion and Amortization	(270,463)	(254,154)

Property and Equipment, net	$1,321,513	$1,254,906

Note 6—Commitments and Contingent Liabilities:
     CNX Gas is subject to various pending and threatened lawsuits and claims arising in the ordinary course of its business. Our current estimates related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of CNX Gas. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CNX Gas.
     CNX Gas is a party to a case captioned GeoMet Operating Company, Inc. and Pocahontas Mining Limited Liability Company v. CNX Gas Company LLC in the Circuit Court for Buchanan County, Virginia (Case No. 337-06). CNX Gas has a coal seam gas lease with Pocahontas Mining in southwest Virginia and southern West Virginia. With the agreement of Pocahontas Mining, GeoMet constructed a pipeline on the property. CNX Gas sought a judicial determination that under the terms of the lease, CNX Gas has the exclusive right to construct and operate pipelines on the property. On May 23, 2007, the circuit court entered an order granting CNX Gas’ motion for summary judgment against GeoMet and Pocahontas Mining. The order provided that CNX Gas has exclusive rights to construct and operate pipelines on the property and prohibited GeoMet from owning, operating or maintaining its pipeline on the property. The court stayed the portion of its order that required GeoMet to remove its pipeline, pending GeoMet’s appeal of the decision to the Virginia Supreme Court. GeoMet filed an emergency appeal to the Virginia Supreme Court, which on June 20, 2007, overturned the provision of the circuit court’s order requiring GeoMet to remove its pipeline, as well as the related stay and the conditions thereof. The remaining portions of the May 23, 2007 order have been certified for interlocutory appeal to the Virginia Supreme Court and the appeal is pending in the Virginia Supreme Court. Pocahontas Mining has amended its complaint to seek rescission or reformation of the lease. We cannot predict the ultimate outcome of this litigation; however, payments in the future with respect to this lawsuit may be material to the financial position, results of operations or cash flows of CNX Gas.
     On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company, a subsidiary of CONSOL Energy, in the Circuit Court for the County of Tazewell, Virginia (Case No. CL07000065-00). The lawsuit alleged that CNX Gas conspired with Island Creek and has violated the Virginia Antitrust Act and tortiously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. CNX Gas and Island Creek filed motions to dismiss all counts of the complaint. On December 19, 2007, the court granted CNX Gas’ and Island Creek’s motions to dismiss all counts, with leave for GeoMet to file an amended complaint. On March 31, 2008, GeoMet filed an amended complaint. The amended complaint is again against CNX Gas and Island Creek, but it added CONSOL Energy and Cardinal States Gathering Company as additional defendants. The amended complaint restates allegations that CNX Gas, Island Creek and now CONSOL Energy and Cardinal States Gathering Company violated the Virginia Antitrust Act and tortiously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. The amended complaint seeks injunctive relief, compensatory damages of $385,600 and treble damages. CNX Gas continues to believe this lawsuit to be without merit and intends to vigorously defend it. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.
     In April 2005, Buchanan County, Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a “Motion for Judgment Pursuant to the Declaratory Judgment Act Virginia Code § 8.01-184” against CNX Gas Company LLC in the Circuit Court of the County of Buchanan (Case No. CL05000149-00) for the year 2002; the county has since filed and served two substantially similar cases for years 2003, 2004 and 2005. The complaint alleges that our calculation of the license tax on the basis of the wellhead price (sales price less post production costs) rather than the sales price is improper. For the period from 1999 through mid 2002, we paid the tax on the basis of the sales price, but we have filed a claim for a refund for these years. Since 2002, we have continued to pay Buchanan County taxes based on our method of calculating the taxes. However, we have been accruing an additional liability reflected in Other Liabilities on our balance sheet in an amount based on the difference between our calculation of the tax and Buchanan County’s calculation. We believe that we have calculated the tax correctly and in accordance with the applicable rules and regulations of Buchanan County and intend to vigorously defend our position. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CNX Gas.
     In October 2005, CDX Gas, LLC alleged that certain of our vertical to horizontal CBM drilling methods infringe several patents which they own. CDX demanded that we enter into a business arrangement with CDX to use its patented technology. Alternatively, CDX informally demanded a royalty of nine to ten percent of the gross production from the wells we drill utilizing the technology allegedly covered by their patents. A number of our wells, particularly in Northern Appalachia, could be covered by their claim. We deny all of these allegations and we are vigorously contesting them. On November 14, 2005, we filed a complaint for declaratory judgment in the U.S. District Court for the Western District of Pennsylvania (C.A. No. 05-1574), seeking a judicial determination that we do not infringe any claim of any valid and enforceable CDX patent. CDX filed an answer and counterclaim denying our allegations of invalidity and alleging that we infringe certain claims of their patents. A hearing was held before a court-appointed special master with regard to the scope of the asserted CDX patents and the special master’s report and recommendations was adopted by order of the court on October 13, 2006. As a result of that order and subject to appellate review, certain of our wells may be found to infringe certain of the CDX claims of the patents in suit, if those patents are ultimately determined to be valid and enforceable. The report of CDX’s damages expert suggests that CDX will seek (i) reasonable royalty damages on production from allegedly infringing wells at a royalty rate of 10%, or approximately $1,900 based on projected production through June 2007, and (ii) “lost profits” damages of approximately $23,600 for allegedly infringing wells drilled though August 2006, which assumes that CNX Gas would have no choice but to have entered into a joint operating arrangement with CDX. We believe that there is no valid basis in the law as applied to the facts of this case for this “lost profits” theory. Further, if infringement were to be found of a valid, enforceable claim of a CDX patent, the report of CNX Gas’ damages expert indicates that any potential damages award would be based on a royalty of 5%, or approximately $400, for wells drilled through June 2007. An updated damages report was recently provided by CDX to CNX to account for additional accused wells that have been drilled on behalf of CNX, the details of which are currently being reviewed by CNX’s damage expert. Cross-motions for summary judgment as to infringement, invalidity and unenforceability were filed and briefed by CNX Gas and CDX and went before a special master for decision in the form of a report and recommendation to the District Court. The special master issued his report and recommendation on November 19, 2007, denying both the CNX and CDX motions for summary judgment in view of what he identified as genuine issues of material fact. The special master did, however, find that CNX had “produced sufficient evidence to call into serious question the validity and enforceability” of the CDX patents-in-suit. The court has ordered a jury trial, expected to be held in 2008, on a single, limited issue as to the validity of the CDX patents involved in the suit. We continue to believe that we do not infringe any properly construed claim of any valid, enforceable patent. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CNX Gas.
     In 2004, Yukon Pocahontas Coal Company, Buchanan Coal Company and Sayers-Pocahontas Coal Company filed a complaint against Consolidation Coal Company (“CCC”), a subsidiary of CONSOL Energy in the Circuit Court of Buchanan County, Virginia, seeking damages and injunctive relief in connection with the deposit of untreated water from mining activities at CCC’s Buchanan Mine into nearby void spaces in the mine of one of CONSOL Energy’s other subsidiaries, Island Creek Coal Company (“ICCC”). CCC believes that it had, and continues to have, the right to store water in these void areas. On September 21, 2006, the plaintiffs filed an amended complaint in the Circuit Court of Buchanan County, Virginia (Case No. CL04-91) which, among other things, added CONSOL Energy, ICCC and CNX Gas Company LLC as additional defendants. The amended complaint alleges, among other things, that CNX Gas, as lessee and operator under certain coalbed methane gas leases from plaintiffs, had a duty to prevent CCC from depositing water into the mine voids and failed to do so. The proposed amended complaint seeks $150,000 in damages from the additional defendants, plus costs, interest and attorneys’ fees. CNX Gas denies that it has any liability in this matter and intends to vigorously defend this action. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CNX Gas.
     In 1999, CNX Gas was named in a suit brought by a group of royalty owners that lease gas development rights to CNX Gas in southwest Virginia. The suit alleged the underpayment of royalties to the group of royalty owners. The claim of underpayment of royalties related to the interpretation of permissible deductions from production revenues upon which royalties are calculated. The deductions at issue relate to post production expenses of gathering, compression and transportation. CNX Gas was ordered to pay, and subsequently paid, damages to the group of royalty owners that brought the suit. A final payment was subsequently made to the plaintiffs to adjust all royalties owed to the plaintiffs for subsequent periods, which effectively settled this case. CNX Gas recognized an estimated liability for other similarly situated plaintiffs who could bring similar claims. This amount is included in Other Liabilities on the balance sheet and is evaluated quarterly. CNX Gas believes that the final resolution of this matter will not have a material effect on our financial position, results of operations or cash flows.
     At March 31, 2008, CNX Gas has provided the following financial guarantees and letters of credit to certain third parties. CNX Gas management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees has been properly recorded and reported in the financial statements.

	Total
	Amounts	Less Than			Beyond
	Committed	1 Year	1-3 Years	3-5 Years	5 years
Letters of Credit	$14,933	$14,761	$172	$—	$—
Surety Bonds:
Environmental	$1,346	$1,346	$—	$—	$—
Other	1,850	1,836	14	—	—

Total Surety Bonds	$3,196	$3,182	$14	$—	$—
Other:
Firm Transportation	$47,842	$7,902	$14,296	$9,680	$15,964
Guarantees	$11,315	$11,315	$—	$—	$—

Total Guarantees	$59,157	$19,217	$14,296	$9,680	$15,964

Total Commitments	$77,286	$37,160	$14,482	$9,680	$15,964

     Financial guarantees have primarily been provided to support various performance bonds related to land usage, pipeline usage and restorative issues. Other contingent liabilities have been extended to support insurance policies, legal matters and other items necessary in the normal course of business. CNX Gas has also provided financial guarantees for the purchase and delivery of gas to various counterparties and for firm transportation capacity on various pipelines.
     As previously disclosed in the notes to our audited consolidated financial statements for the year ended December 31, 2007, CONSOL Energy has also provided certain parental guarantees related to activity associated with CNX Gas. CNX Gas anticipates that these parental guarantees will be transferred from CONSOL Energy to CNX Gas over time. CNX Gas management believes these parental guarantees will also expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

Note 7—Comprehensive Income:
     Total comprehensive income, net of tax, was as follows:

	Three Months Ended
	March 31,
	2008	2007
Net Income	$49,921	$32,996
Amortization of prior service costs and actuarial losses	(22)	(28)
Gas Cash Flow Hedge	(49,175)	(11,683)

Other Comprehensive Income	$724	$21,285

Note 8—Fair Value of Financial Instruments:
     Effective January 1, 2008, CNX Gas adopted Statement of Financial Accounting Standards 157, “Fair Value Measurements” (SFAS 157) and Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (FAS 159). As a result of the adoption, CNX Gas elected not to measure any additional financial assets or liabilities at fair value, other than those which were recorded at fair value prior to the adoption.
     The financial liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2008 Using:
Quoted Prices in
Active Market for
	Identical	Significant Other	Significant
	Liabilities	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Cash Flow Hedges	$—	$69,261	$—
          Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” (SFAS 107) requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the SFAS 159 fair value option was not elected. The following methods and assumptions were used to estimate the fair value of those financial instruments:
          Cash and cash equivalents: The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value due to the short maturity of these instruments.
          Long-term debt: The fair values of long-term debt are estimated using discounted cash flow analyses, based on CNX Gas’ current incremental borrowing rates for similar types of borrowing arrangements.
          Capital Leases: The carrying amount reported in the balance sheets for capital leases approximates its fair value due to recording the liability at the present value of minimum lease payments.
          The carrying amounts and fair values of financial instruments for which SFAS 159 was not elected are as follows:

	March 31, 2008		December 31, 2007
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Cash and cash equivalents	$32,375	$32,375	$32,048	$32,048
Long-term debt	$18,813	$15,747	$8,851	$7,951
Capital leases	$63,244	$63,244	$63,917	$63,917

Note 9—Variable Interest:
               In prior years, CNX Gas entered into a business relationship with a contractor to perform CNX Gas’ well drilling requirements in the Mountaineer play. CNX Gas is the primary customer of the contractor. In addition, CNX has guaranteed up to $7,000 of a loan agreement between the contractor and Huntington National Bank dated March 28, 2008. Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51,” the contractor is a variable interest entity and CNX Gas is the primary beneficiary. Therefore, CNX Gas has consolidated the contractor into the Consolidated Financial Statements. The contractor has a carrying value of property, plant & equipment of $18,981 and total assets of $21,382, with related debt of $18,813 and total liabilities of $20,529.
Note 10—Segment Information:
     The principal activity of CNX Gas is to produce methane gas for sale primarily to gas wholesalers. CNX Gas has two reportable segments: Central Appalachia and Northern Appalachia.
     Reportable segment results for the three months ended March 31, 2008 are:

	Central	Northern	Total		Adjustments &
	Appalachia	Appalachia	Gas	Corporate	Eliminations	Consolidated
Sales—outside	$111,181	$15,459	$126,640	$—	$—	$126,640
Sales—related parties	3,887	14	3,901	—	—	3,901
Sales—royalty interest gas	16,268	236	16,504	—	—	16,504
Sales—purchased gas	3,539	—	3,539	—	—	3,539
Other revenue	9,761	1	9,762	157	—	9,919
Intersegment revenues	20,125	1,590	21,715	—	(21,715)	—

Total Revenue and Other Income	$164,761	$17,300	$182,061	$157	$(21,715)	$160,503

Earnings Before Income Taxes (A)	$76,348	$4,685	$81,033	$(116)	$—	$80,917

Segment assets (B)	$1,165,630	$264,804	$1,430,434	$57,228	$—	$1,487,662

Depreciation, depletion and amortization	$13,547	$2,398	$15,945	$—	$—	$15,945

Capital expenditures	$38,442	$48,110	$86,552	$—	$—	$86,552

(A)	Includes equity in earnings (loss) of unconsolidated affiliates of $133 for Central Appalachia.

(B)	Includes investments in unconsolidated equity affiliates of $2,587 for Central Appalachia.

     Reportable segment results for the three months ended March 31, 2007 are:

	Central	Northern	Total		Adjustments &
	Appalachia	Appalachia	Gas	Corporate	Eliminations	Consolidated
Sales—outside	$91,836	$6,234	$98,070	$—	$—	$98,070
Sales—related parties	2,178	13	2,191	—	—	2,191
Sales—royalty interest gas	12,148	34	12,182	—	—	12,182
Sales—purchased gas	1,159	—	1,159	—	—	1,159
Other revenue	94	—	94	1,436	—	1,530
Intersegment revenues	19,479	742	20,221	—	(20,221)	—

Total Revenue and Other Income	$126,894	$7,023	$133,917	$1,436	$(20,221)	$115,132

Earnings Before Income Taxes (C)	$52,992	$(853)	$52,139	$1,099	$—	$53,238

Segment assets (D)	$956,931	$99,197	$1,056,128	$145,991	$—	$1,202,119

Depreciation, depletion and amortization	$10,637	$1,461	$12,098	$—	$—	$12,098

Capital expenditures	$38,295	$19,240	$57,535	$—	$—	$57,535

(C)	Includes equity in earnings (loss) of unconsolidated affiliates of $303 for Central Appalachia.

(D)	Includes investments in unconsolidated equity affiliates of $28,648 for Central Appalachia.
     Reconciliation of Segment Information to Consolidated Amounts
     Earnings Before Income Taxes:

	For the Three Months Ended March 31,
	2008	2007
Segment earnings before income taxes for total reportable business segments	$81,033	$52,139
Equity in Earnings of Buchanan Generation	(23)	(96)
Bank Fees	(250)	(241)
Interest Income	157	1,436

Earnings Before Income Taxes	$80,917	$53,238

Total Assets:

	March 31,
	2008	2007
Segment assets for total reportable business segments	$1,430,434	$1,056,128
Items excluded from segment assets:
Cash and other investments	32,375	121,327
Investment in Buchanan Generation	24,853	24,664

Total Consolidated Assets	$1,487,662	$1,202,119

Note 11—Recent Accounting Pronouncements:
          In March 2008, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement 133” (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. CNX Gas management is currently assessing the new disclosure requirements required by SFAS 161.
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
Operations & Outlook
     CNX Gas employees worked another quarter without incurring a lost time accident. This raises the cumulative time worked by employees without a lost time incident to over 2.8 million hours.
     CNX Gas achieved record net income due to record company production of 15.9 Bcf, along with higher prices and higher margins in the quarter ended March 31, 2008. The increased production was the result of additional wells coming online from our on-going drilling program, offset, in part, by the deferral of active and sealed gob production related to the CONSOL Energy idling of the Buchanan Mine.
     CNX Gas is maintaining its 2008 production guidance at 72 Bcf, which represents a 24% growth in production from the 58.2 Bcf achieved in 2007. The guidance target of 72 Bcf assumes no production contribution from shale plays in 2008.
     CNX Gas drilled 74 wells in its Virginia CBM Operations, excluding gob wells. CNX Gas expects to drill over 300 wells in Virginia in 2008. During the quarter, CNX Gas received approval for downspacing to 30 acres for 91 locations that are mostly in the Middle Ridge. This follows the successful drilling last year of 58 wells on 30-acre spacing. Rig availability has not been an issue for the Virginia CBM Operations.
     CNX Gas drilled 23 wells during the quarter in this Northern Appalachia play. A new processing plant was commissioned in the Greene Hill section on April 14, which enabled 8 additional wells to begin production. An additional 7 wells are awaiting de-watering. CNX Gas expects to drill over 100 horizontal wells in Mountaineer in 2008. Six horizontal and two vertical rigs are now running in Mountaineer. Mountaineer is expected to average eight horizontal rigs for all of 2008.
     CNX Gas drilled 11 wells in the first quarter in this central Pennsylvania play. Results continue to exceed initial expectations. During the quarter, a twelve-mile network of water disposal lines was placed into service that is reducing water hauling charges and road maintenance. CNX Gas expects to drill 100 wells in Nittany CBM operations in 2008. Rig availability has not been an issue in Nittany.
     In the company’s Chattanooga Shale acreage in Tennessee, its first horizontal well achieved an open flow of 3.9 MMcf per day. The well began producing on December 21, 2007 and after over 100 days later, still had sustained production of between 250-300 Mcf per day. CNX Gas plans to drill three horizontal wells in 2008 in order to test additional acreage. The first of these wells was spudded in mid-March.
     When drilling the company’s first vertical well to test the company’s extensive Marcellus Shale acreage in southwestern Pennsylvania in January 2008, the rig encountered significant quantities of gas before reaching the Marcellus. Open flow testing for an 80-hour period yielded 1.2 MMcf per day. That well is currently flowing at a rate in excess of 600 Mcf per day. CNX Gas will penetrate the Marcellus in 2008 at other locations. CNX Gas will be similarly testing its Huron Shale and New Albany Shale acreage during the second and third quarters.

     During the quarter CONSOL Energy proposed to acquire the shares of CNX Gas that it does not currently own. CONSOL Energy terminated that proposal on March 25, 2008.
     CNX Gas became a registered offset provider on the Chicago Climate Exchange (CCX) during the fourth quarter 2007. CCX is a rules-based Greenhouse Gas (GhG) allowance trading system. CCX emitting members make a voluntary but legally binding commitment to meet annual GhG emission reduction targets. Those emitting members who exceed their targets have surplus allowances to sell or bank; those who fall short of their targets comply by purchasing offsets which are called CCX Carbon Financial Instruments (CFI) contracts. As a CCX offset provider, CNX Gas is not bound to any emission reduction targets. An offset provider is an owner of an offset project that registers and sells offsets on its own behalf. In order to sell or trade CFI’s, approval must be received by the CCX Committee on Offsets and approved projects must then be validated by an independent CCX verifier. Once verified, CCX then issues CFI’s for each specific project. As of March 31, 2008, we have completed the independent verification process for several CCX approved projects relating to the capture of coal mine methane. Credits are granted on the basis of avoiding methane emissions by diverting gas into gas pipelines for commercial sale. After the issuance of registered CFI’s is complete, credits derived from these projects will be eligible to be sold through CCX. Sales of these credits will be reflected in income as they occur.
     CONSOL Energy continues to beneficially own approximately 81.7% of our outstanding common stock, as such CNX Gas’ financial statements are consolidated into CONSOL Energy’s financial statements.
Results of Operations
Three Months Ended March 31, 2008 compared with Three Months Ended March 31, 2007
(Amounts reported in thousands)
Net Income
     Net income changed primarily due to the following items:

			Dollar	Percentage
	2008	2007	Variance	Change
Revenue and Other Income:
Outside Sales	$126,640	$98,070	$28,570	29.1%
Related Party Sales	3,901	2,191	1,710	78.0%
Royalty Interest Gas Sales	16,504	12,182	4,322	35.5%
Purchased Gas Sales	3,539	1,159	2,380	205.3%
Other Income	9,919	1,530	8,389	548.3%

Total Revenue and Other Income	160,503	115,132	45,371	39.4%

Costs and Expenses:
Lifting Costs	11,507	8,266	3,241	39.2%
Gathering and Compression Costs	15,310	14,468	842	5.8%
Royalty Interest Gas Costs	16,089	10,665	5,424	50.9%
Purchased Gas Costs	3,421	1,019	2,402	235.7%
Other	239	438	(199)	(45.4)%
General and Administrative	15,744	13,721	2,023	14.7%
Depreciation, Depletion and Amortization	15,945	12,098	3,847	31.8%
Interest Expense	1,472	1,219	253	20.8%

Total Costs and Expenses	79,727	61,894	17,833	28.8%

Earnings Before Income Taxes and Minority Interest	80,776	53,238	27,538	51.7%
Minority Interest	(141)	—	(141)	(100.0)%

Earnings Before Income Taxes	80,917	53,238	27,679	52.0%
Income Taxes	30,996	20,242	10,754	53.1%

Net Income	$49,921	$32,996	$16,925	51.3%

     Net income for the quarter was higher primarily due to higher average sales prices and higher production, offset, in part, by increased costs.

Revenue and Other Income
     Revenue and other income increased due to the following items:

			Dollar	Percentage
	2008	2007	Variance	Change
Revenue and Other Income:
Outside Sales	$126,640	$98,070	$28,570	29.1%
Related Party Sales	3,901	2,191	1,710	78.0%
Royalty Interest Gas Sales	16,504	12,182	4,322	35.5%
Purchased Gas Sales	3,539	1,159	2,380	205.3%
Other Income	9,919	1,530	8,389	548.3%

Total Revenue and Other Income	$160,503	$115,132	$45,371	39.4%

     The increase in total revenue and other income was primarily due to higher average sales prices and increased sales volumes. Other income also increased due to a business interruption insurance settlement related to the 2007 Buchanan Mine event.

				Percentage
	2008	2007	Variance	Change
Sales Volumes (Bcf)	15.9	14.2	1.7	12.0%
Average Sales Price (per Mcf)	$8.23	$7.04	$1.19	16.9%
     The increase in average sales price is the result of CNX Gas realizing general market price increases in the period-to-period comparison. CNX Gas periodically enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These financial hedges represented approximately 6.1 Bcf of our produced gas sales volumes for the three months ended March 31, 2008 at an average price of $8.39 per Mcf. In the prior year, these financial hedges represented approximately 3.2 Bcf at an average price of $7.77 per Mcf. Sales volumes increased as a result of additional wells coming online from our on-going drilling program, offset, in part, by the deferral of active and sealed gob production related to the CONSOL Energy idling of the Buchanan Mine.

				Percentage
	2008	2007	Variance	Change
Royalty Interest Gas Sales Volumes (Bcf)	1.9	1.8	0.1	5.6%
Average Sales Price (per Mcf)	$8.63	$6.62	$2.01	30.4%
     Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contribute to the period-to-period change.

				Percentage
	2008	2007	Variance	Change
Purchased Gas Sales Volumes (Bcf)	0.5	0.2	0.3	150.0%
Average Sales Price (per Mcf)	$7.18	$7.14	$0.04	0.6%
     Purchased gas sales volumes represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering fees.

     Other income consists of the following items:

			Dollar	Percentage
	2008	2007	Variance	Change
Insurance Settlement	$8,000	$—	$8,000	100.0%
Royalty Settlement	650	—	650	100.0%
Interest Income	158	1,436	(1,278)	(89.0)%
Third Party Gathering Revenue	84	36	48	133.3%
Other Miscellaneous	1,027	58	969	1,670.7%

Total Other Income	$9,919	$1,530	$8,389	548.3%

     In March 2008, CNX Gas received notice from its insurance carrier that $8 million would be paid as final settlement of the insurance claim related to the July 2007 Buchanan Mine event which idled the mine. The $8 million represents business interruption coverage.
     Royalty settlement relates to an agreement with third parties related to the underpayment of prior years royalty income owed to CNX Gas from other third party producers.
     Interest income decreased in 2008 as a result of a decrease to the average cash balance period over period.
     Third party gathering revenue was insignificant in the period-to-period comparison.
     Other miscellaneous income increased due primarily to higher timber income. Other miscellaneous income also includes various transactions in both periods, none of which are individually material.
Costs and Expenses
     Costs and expenses increased due to the following items:

			Dollar	Percentage
	2008	2007	Variance	Change
Costs and Expenses:
Lifting Costs	$11,507	$8,266	$3,241	39.2%
Gathering and Compression Costs	15,310	14,468	842	5.8%
Royalty Interest Gas Costs	16,089	10,665	5,424	50.9%
Purchased Gas Costs	3,421	1,019	2,402	235.7%
Other	239	438	(199)	(45.4)%
General and Administrative	15,744	13,721	2,023	14.7%
Depreciation, Depletion and Amortization	15,945	12,098	3,847	31.8%
Interest Expense	1,472	1,219	253	20.8%

Total Costs and Expenses	$79,727	$61,894	$17,833	28.8%

     Total costs and expenses increased due to additional severance and royalty costs driven by increased pricing, additional administrative costs primarily related to increased staffing, and higher depreciation as a result of increased units of production rates and higher volumes as compared to the prior year.

				Percentage
	2008	2007	Variance	Change
Sales Volumes (Bcf)	15.9	14.2	1.7	12.0%
Average Lifting Costs (per Mcf)	$0.73	$0.58	$0.15	25.9%
     Lifting costs per unit sold increased in the current year as a result of increased service and maintenance costs due to the additional number of wells on-line, additional labor, higher production taxes, increased water disposal costs, and higher road maintenance.

				Percentage
	2008	2007	Variance	Change
Sales Volumes (Bcf)	15.9	14.2	1.7	12.0%
Average Gathering and Compression Costs (per Mcf)	$0.96	$1.02	$(0.06)	(5.9)%

     The decrease in gathering and compression unit costs was attributable to lower power costs and lower firm transportation, partially offset by additional compression and maintenance expenses related to the increased number of wells in the year.

				Percentage
	2008	2007	Variance	Change
Royalty Interest Gas Sales Volumes (Bcf)	1.9	1.8	0.1	5.6%
Average Royalty Interest Gas Costs (per Mcf)	$8.41	$5.79	$2.62	45.3%
     Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in volumes and price relates to the volatility and contractual differences among leases, the mix of average and index prices used in calculating royalties, and the actualization of advanced royalty payments.

				Percentage
	2008	2007	Variance	Change
Purchased Gas Sales Volumes (Bcf)	0.5	0.2	0.3	150.0%
Average Purchased Gas Costs (per Mcf)	$6.94	$6.28	$0.66	10.5%
     Purchased gas sales volumes represent volumes of gas purchased from third party producers, less our gathering fees, that we sell at market prices. The higher average cost per Mcf is due to overall price increases and contractual differences among customers in the period-to-period comparison.
     Other costs and expenses decreased due to the following items:

			Dollar	Percentage
	2008	2007	Variance	Change
Exploration	$349	$462	$(113)	(24.5)%
Imbalance	—	183	(183)	(100.0)%
Equity in Earnings of Affiliates	(110)	(207)	97	46.9%

Total Other Costs and Expenses	$239	$438	$(199)	(45.4)%

     Exploration costs decreased primarily as a result of lower broker fees in the current year as compared to the prior year. Lower broker fee expenses in 2008 were the result of more land deals being completed successfully than in the 2007 period, and therefore, these costs were capitalized versus expensed.
     The pipeline imbalance is now included in either outside sales or purchased gas costs. The prior year imbalance amount was insignificant and therefore was not reclassified.
     Additionally, equity in earnings of affiliates decreased primarily due to the proportionate consolidation of our Knox Energy joint venture as of December 31, 2007.
     General and Administrative expenses increased due to the following items:

			Dollar	Percentage
	2008	2007	Variance	Change
Employee Wages and Related Costs	$5,493	$4,053	$1,440	35.5%
Professional Fees	5,202	5,390	(188)	(3.5)%
Short Term Incentive	1,003	761	242	31.8%
Stock Based Compensation	1,653	1,277	376	29.4%
Facilities	1,257	1,006	251	25.0%
Other	1,136	1,234	(98)	(7.9)%

Total General and Administrative Expenses	$15,744	$13,721	$2,023	14.7%

     Employee Wages and Related Costs have increased due to the increase in staffing as a result of the on-going growth of the company.
     Professional Fees have decreased primarily due to lower consulting expenses in 2008 than 2007 for the information management software platform implemented in late 2006. This decrease was offset, in part, by additional expenses related to CONSOL Energy’s proposed share buy back transaction. CONSOL Energy’s share buy back transaction was terminated in March 2008.

     Short Term Incentive and Stock Based Compensation costs have increased as a result of the previously mentioned on-going growth of the company.
     The increase in Facilities in the current year relates to additional square footage at the company’s headquarters and various other offices associated with the growth of the company.
     The decrease in Other costs is related to various transactions which occurred in both periods, none of which were individually material.
     Depreciation, depletion and amortization have increased due to the following items:

			Dollar	Percentage
	2008	2007	Variance	Change
Production	$10,748	$7,568	$3,180	42.0%
Gathering	5,197	4,530	667	14.7%

Total Depreciation, Depletion and Amortization	$15,945	$12,098	$3,847	31.8%

     The increase in production related depreciation, depletion and amortization was primarily due to increased production combined with an increase in the units of production rates in the period-to-period comparison. These rates increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves. Gathering depreciation, depletion and amortization is recorded using the straight-line method and increased due to additional assets placed in service after the 2007 period.
     Interest expense increased to $1,472 in 2008 compared to $1,219 in 2007 primarily as a result of our variable interest entity and the accretion of a deferred payment related to the 2007 Peabody acreage acquisition.
Income Taxes

				Percentage
	2008	2007	Variance	Change
Earnings Before Income Taxes	$80,917	$53,238	$27,679	52.0%
Tax Expense	$30,996	$20,242	$10,754	53.1%
Effective Income Tax Rate	38.3%	38.0%	0.3%
     CNX Gas’ effective tax rate remained consistent in the period-to-period comparison.
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

     We have also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a liability of $69,261 at March 31, 2008. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the three months ended March 31, 2008.
Cash Flows

	Three Months Ended March 31,
	2008	2007	Change
Cash provided by operating activities	$76,217	$73,119	$3,098
Cash used in investing activities	$(85,598)	$(58,357)	$(27,241)
Cash provided by (used in) financing activities	$9,708	$(608)	$10,316
     Our principal source of cash is our operating cash flow. Capital expenditures of $86,552 in the three months ended March 31, 2008 were funded without using our credit facility. Based on anticipated gas futures prices and our current hedge position, our current year capital program is expected to be funded with internal cash flow and our credit facility.
•	Cash provided by operating activities increased primarily due to increased production and higher realized prices. These increases are partially offset by increased operating costs and various other working capital requirements.

•	Cash used in investing activities increased primarily due to higher capital expenditures, which is a result of our expanded drilling program.

•	Cash provided by (used in) financing activities increased primarily due to $9,962 of debt proceeds from our variable interest entity.
Contractual Commitments
     The following is a summary of our significant contractual obligations at March 31, 2008. We estimate payments, net of any applicable reimbursements, related to these items at March 31, 2008 to be as follows:

		Within	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long-Term Debt Obligations	$18,813	$2,933	$9,138	$6,742	$—
Capital Lease Obligations	63,244	2,820	6,299	7,295	46,830
Interest on Capital Lease Obligations	36,947	4,561	8,461	7,466	16,459
Operating Lease Obligations	6,677	1,435	2,626	1,713	903
Gas Firm Transportation Obligation	47,842	7,902	14,296	9,680	15,964
Other Long-Term Liabilities (a)	21,877	121	301	466	20,989

Total Contractual Obligations (b)	$195,400	$19,772	$41,121	$33,362	$101,145

(a)	This item includes asset retirement obligations, pension, postretirement benefits other than pension and legal contingencies, which are reflected on the balance sheet for the potential settlement of the items referenced in Note 6 to the Consolidated Financial Statements. Due to the uncertainty surrounding these settlements, it is difficult to predict if and when a payout may take place.

(b)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.
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

     Recent Accounting:
     In March 2008, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement 133” (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. CNX Gas management is currently assessing the new disclosure requirements required by SFAS 161.
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
FORWARD-LOOKING STATEMENTS
     We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	our business strategy;

•	our financial position, cash flow, and liquidity;

•	declines in the prices we receive for our gas affecting our operating results and cash flow;

•	uncertainties in estimating our gas reserves and replacing our gas reserves;

•	uncertainties in exploring for and producing gas;

•	our inability to obtain additional financing necessary in order to fund our operations, capital expenditures and to meet our other obligations;

•	disruptions to capacity constraints in or other limitations on the pipeline systems which deliver our gas;

•	the availability of personnel and equipment, including our inability to retain and attract key personnel;

•	increased costs;

•	the effects of government regulation and permitting and other legal requirements;

•	legal uncertainties relating to the ownership of the coalbed methane estate, and costs associated with perfecting title for gas rights in some of our properties;

•	litigation concerning real property rights, intellectual property rights, royalty calculations and other matters;

•	our relationships and arrangements with CONSOL Energy; and

•	other factors discussed under “Risk Factors” in the 10-K for the year ended December 31, 2007.
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
     CNX Gas believes that the use of derivative instruments, along with the risk assessment procedures and internal controls, mitigates CNX’s exposure to material risk. However, the use of derivative instruments without other risk assessment procedures could materially affect CNX Gas’ results of operations depending on interest rates or market prices. Nevertheless, we believe that use of these instruments will not have a material adverse effect on our financial position or liquidity.
     For a summary of accounting policies related to derivative instruments, see Note 1 of the notes to the consolidated annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Sensitivity analyses of the incremental effects on future pre-tax income of a hypothetical 10% and 25% increase in natural gas prices for open derivative instruments as of March 31, 2008 are provided in the following table:

	Incremental decrease in pre-tax income assuming a
	Hypothetical price increase of:
	10%	25%
	(In millions)
Natural Gas (1)	$60.2	$150.7

(1)	CNX Gas remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be offset by price changes in the underlying hedged item. CNX Gas entered into derivative instruments to convert the market prices related to portions of the 2008 through 2010 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. As of March 31, 2008, the fair value of these contracts was a net loss of $43,311 (net of $25,950 deferred tax). We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.
Hedging Volumes

     As of April 18, 2008, our hedged volumes for the periods indicated are as follows:

	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	March 31	June 30	September 30	December 31	Total Year
2008 Fixed Price Volumes
Hedged Mcf	6,097,938	10,793,814	11,381,443	11,381,443	39,654,638
Weighted Average Hedge Price/Mcf	$8.39	$9.11	$9.22	$9.22	$9.06
2009 Fixed Price Volumes
Hedged Mcf	9,278,351	7,030,928	6,639,175	6,639,175	29,587,629
Weighted Average Hedge Price/Mcf	$9.64	$9.10	$8.98	$9.03	$9.23
2010 Fixed Price Volumes
Hedged Mcf	6,494,845	1,391,753	—	—	7,886,598
Weighted Average Hedge Price/Mcf	$9.24	$8.77	$—	$—	$9.16
     CNX Gas is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review.
     All CNX Gas transactions are denominated in U.S. dollars, and, as a result, we do not have any exposure to currency exchange-rate risks.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     CNX Gas, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that CNX Gas’ disclosure controls and procedures are effective as of March 31, 2008 to ensure that information required to be disclosed by CNX Gas in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
10.1	CNX Gas Corporation Directors Deferred Fee Plan effective January 1, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: April 30, 2008

CNX Gas Corporation
By:	/s/ Nicholas J. DeIuliis
Nicholas J. DeIuliis
President and Chief Executive Officer and Director (Duly Authorized Officer)

By:	/s/ William J. Lyons
William J. Lyons
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
10.1	CNX Gas Corporation Directors Deferred Fee Plan effective January 1, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.