Form 10-Q
period 2008-06-30
CNX Gas CORP
filed 2008-08-05
CIK 1335793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008 or

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of July 18, 2008 is 150,940,111 shares.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue and Other Income:
Outside Sales	$179,372	$112,296	$306,012	$210,393
Related Party Sales	1,547	2,410	5,448	4,601
Royalty Interest Gas Sales	22,515	14,484	39,019	26,666
Purchased Gas Sales	1,647	1,317	5,186	2,476
Other Income	728	3,161	10,757	4,871

Total Revenue and Other Income	205,809	133,668	366,422	249,007
Costs and Expenses:
Lifting Costs	17,960	8,763	29,467	17,029
Gathering and Compression Costs	20,082	16,842	35,392	31,310
Royalty Interest Gas Costs	21,913	12,528	38,002	23,193
Purchased Gas Costs	1,522	1,473	4,943	2,492
Other	458	1,350	807	1,995
General and Administrative	21,430	12,555	37,174	26,276
Depreciation, Depletion and Amortization	16,592	11,979	32,537	24,077
Interest Expense	1,683	1,246	3,155	2,465

Total Costs and Expenses	101,640	66,736	181,477	128,837

Earnings Before Income Taxes and Minority Interest	104,169	66,932	184,945	120,170
Minority Interest	(217)	—	(358)	—

Earnings Before Income Taxes	104,386	66,932	185,303	120,170
Income Taxes	40,131	25,444	71,127	45,686

Net Income	$64,255	$41,488	$114,176	$74,484

Earnings Per Share:
Basic	$0.43	$0.27	$0.76	$0.49

Dilutive	$0.42	$0.27	$0.75	$0.49

Weighted Average Number of Common Shares Outstanding:
Basic	150,937,820	150,870,810	150,930,655	150,867,834

Dilutive	151,438,737	151,145,174	151,381,574	151,107,413

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited) June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$23,101	$32,048
Accounts and Notes Receivable:
Trade	80,921	38,680
Related Parties	2,843	1,022
Other Receivables	3,289	1,406
Recoverable Income Taxes	—	972
Deferred Income Taxes	65,276	—
Derivatives	—	10,711
Other	1,423	3,148

Total Current Assets	176,853	87,987
Property, Plant and Equipment:
Property, Plant and Equipment	1,759,209	1,509,060
Less—Accumulated Depreciation, Depletion and Amortization	282,853	254,154

Total Property, Plant and Equipment—Net	1,476,356	1,254,906
Other Assets:
Investment in Affiliates	24,769	28,284
Other	4,539	9,526

Total Other Assets	29,308	37,810

TOTAL ASSETS	$1,682,517	$1,380,703

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) June 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$41,768	$30,263
Accrued Royalties	22,274	12,896
Accrued Severance Taxes	5,140	2,620
Derivatives	164,100	—
Short-Term Notes Payable	27,000	—
Deferred Income Taxes	—	1,269
Accrued Income Taxes	2,591	—
Current Portion of Long-Term Debt	7,450	5,819
Other Current Liabilities	13,009	9,817

Total Current Liabilities	283,332	62,684
Long-Term Debt:
Long-Term Debt	16,955	5,799
Capital Lease Obligations	59,686	61,150

Total Long-Term Debt	76,641	66,949
Deferred Credits and Other Liabilities:
Derivatives	74,638	1,092
Deferred Income Taxes	212,916	188,415
Asset Retirement Obligations	6,740	3,981
Postretirement Benefits Other Than Pensions	2,856	2,700
Other	36,884	30,965

Total Deferred Credits and Other Liabilities	334,034	227,153
Minority Interest	6	680

Total Liabilities and Minority Interest	694,013	357,466
Stockholders’ Equity:
Common Stock, $.01 par value; 200,000,000 Shares Authorized, 150,940,111 Issued and Outstanding at June 30, 2008 and 150,915,198 Issued and Outstanding at December 31, 2007	1,509	1,509
Capital in Excess of Par Value	787,685	785,575
Retained Earnings	344,058	229,962
Accumulated Other Comprehensive Income (Loss)	(144,748)	6,191

Total Stockholders’ Equity	988,504	1,023,237

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,682,517	$1,380,703

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance—December 31, 2007	$1,509	$785,575	$229,962	$6,191	$1,023,237

(Unaudited)
Net Income	—	—	114,176	—	114,176
Gas Cash Flow Hedge (Net of ($96,703) tax)	—	—	—	(150,877)	(150,877)
Amortization of Prior Service Costs and Actuarial Losses (Net of ($27) tax)	—	—	—	(42)	(42)

Comprehensive Income (Loss)			114,176	(150,919)	(36,743)
Cumulative Effect of FAS 158 Measurement Adoption (Net of ($91) tax)	—	—	(80)	(20)	(100)
Stock Options Exercised	—	278	—	—	278
Tax Benefit from Stock Based Compensation	—	178	—	—	178
Amortization of Stock Based Compensation Awards	—	1,654	—	—	1,654

Balance—June 30, 2008	$1,509	$787,685	$344,058	$(144,748)	$988,504

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2008	2007
Operating Activities:
Net Income	$114,176	$74,484
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	32,537	24,077
Stock-based Compensation	1,654	1,584
Change in Minority Interest	(358)	—
Deferred Income Taxes	53,988	28,275
Equity in Earnings of Affiliates	(116)	(403)
Changes in Operating Assets:
Accounts Receivable	(41,155)	4,577
Related Party Receivable	(1,821)	1,204
Other Current Assets	990	1,847
Changes in Other Assets	4,506	2,174
Changes in Operating Liabilities:
Accounts Payable	(1,951)	(9,326)
Income Taxes	3,563	6,722
Other Current Liabilities	15,002	2,893
Changes in Other Liabilities	6,070	1,824
Other	(306)	672

Net Cash Provided by Operating Activities	186,779	140,604

Investing Activities:
Capital Expenditures	(199,806)	(131,415)
Acquisition of Knox Energy	(36,000)	—
Acquisition of Mineral Rights	—	(60,488)
Investment in Equity Affiliates	1,081	(786)
Proceeds From Sales of Assets	450	40

Net Cash Used in Investing Activities	(234,275)	(192,649)

Financing Activities:
Capital Lease Payments	(1,360)	(1,263)
Proceeds from Variable Interest Entity Debt	12,453	5,973
Proceeds from Short-Term Borrowings	27,000	—
Exercise of Stock Options	278	164
Tax Benefit from Stock Based Compensation	178	26

Net Cash Provided by Financing Activities	38,549	4,900

Net Decrease in Cash and Cash Equivalents	(8,947)	(47,145)
Cash and Cash Equivalents at Beginning of Period	32,048	107,173

Cash and Cash Equivalents at End of Period	$23,101	$60,028

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1—Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for future periods.

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

Certain reclassifications of 2007 data have been made to conform to the three and six months ended June 30, 2008 classifications. The reclassifications include classifying equity in earnings of affiliates in other income which was previously reported in other costs and expenses.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (SFAS 123R). The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 2,000 shares and 477,306 shares of common stock were outstanding for the three month period ended June 30, 2008 and 2007, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Options to purchase 6,425 shares and 480,065 shares of common stock were outstanding for the six month period ended June 30, 2008 and 2007, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Additionally, 20,823 shares of outstanding restricted stock units for the six month period ending June 30, 2007 were not included in the computation of dilutive earnings per share because the effect would be antidilutive.

There were 1,525 options and 5,556 options exercised during the three months ended June 30, 2008 and 2007, respectively. The weighted average exercise price per share of the options exercised during the three months ended June 30, 2008 and 2007 was $17.93 and $16.00, respectively. There were 17,298 shares and 9,306 shares of options exercised during the six months ended June 30, 2008 and 2007, respectively. The weighted average exercise price per share of the options exercised during the six months ended June 30, 2008 and 2007 was $16.17 and $16.73, respectively.

The computations for basic and dilutive earnings per share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$64,255	$41,488	$114,176	$74,484

Average shares of common stock outstanding:
Basic	150,937,820	150,870,810	150,930,655	150,867,834
Effect of stock-based compensation	500,917	274,364	450,919	239,579

Dilutive	151,438,737	151,145,174	151,381,574	151,107,413

Earnings per share:
Basic	$0.43	$0.27	$0.76	$0.49

Dilutive	$0.42	$0.27	$0.75	$0.49

Note 2—Significant Acquisitions:

In June 2008, CNX Gas completed the acquisition of the remaining 50% interest in Knox Energy, LLC not already owned by CNX Gas for a cash payment of $36,000 which was principally allocated to property, plant, and equipment. Prior to the acquisition of the remaining interest, Knox Energy, LLC had been proportionately consolidated into CNX Gas’ financial statements. Knox Energy, LLC is a natural gas production company with operations in Tennessee. The pro forma results for this acquisition are not significant to CNX Gas’ financial results.

In June 2007, CNX Gas entered into a three-way transaction with Peabody Energy and majority shareholder CONSOL Energy Inc. (CONSOL or CONSOL Energy) to acquire certain oil and gas, coalbed methane and other gas interests. Pursuant to the transaction, CNX Gas acquired certain coal assets from CONSOL for $45,000 cash plus a future payment with an estimated present value of $6,770, which we approximate to be the fair value of the assets. CNX Gas then exchanged those assets plus $15,000 cash for Peabody’s oil and gas, coalbed methane, and other gas rights to approximately 985,000 acres, including 603,000 acres in the Illinois Basin, 2,000 acres in Central Appalachia, 151,000 acres in Northern Appalachia, 171,000 acres in the San Juan Basin, 47,000 acres in the Powder River Basin, and 11,000 acres in the Rockies. Also included were $488 of miscellaneous acquisition costs. Subsequent to June 30, 2007, $1,289 of additional acquisition costs were paid. This acreage has no proved gas reserves.

Note 3—Pension and Other Postretirement Benefits:

The components of net periodic benefit costs are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Services cost	$81	$65	$161	$130	$33	$31	$66	$62
Interest cost	10	3	20	6	46	35	92	70
Expected return on assets	(6)	—	(12)	1	—	—	—	—
Amortization of prior service costs credit	—	—	—	—	(43)	(43)	(86)	(86)
Amortization of (gain) loss	—	(6)	—	(12)	9	5	18	10

Benefit costs	$85	$62	$169	$125	$45	$28	$90	$56

CNX Gas adopted the measurement provisions of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), on January 1, 2008. As a result of this adoption, the Company recognized an increase of $85 and $79 in the liabilities for pension and other postretirement benefits, respectively. These increases were accounted for as a reduction in the January 1, 2008 balance of retained earnings.

For the three and six months ended June 30, 2008, there were $82 and $126 in contributions made pursuant to the pension plan. CNX Gas presently anticipates contributing a total of $600 to the pension trust in 2008.

As previously discussed in the notes to its audited consolidated financial statements for the year ended December 31, 2007, CNX Gas does not expect to contribute to the other postretirement benefits plan in 2008. We intend to pay benefit claims as they become due. For the three and six months ended June 30, 2008, $27 and $77 of post employment benefits have been paid.

Note 4—Income Taxes:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CNX Gas’ effective tax rate:

	For the Six Months Ended June 30,
	2008		2007
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$64,856	35.0%	$42,060	35.0%
Net effect of state income taxes	7,323	4.0	4,733	3.9
Other	(1,052)	(0.6)	(1,107)	(0.9)

Income Tax Expense / Effective Rate	$71,127	38.4%	$45,686	38.0%

CNX Gas Corporation adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $53 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The total amounts of unrecognized tax benefits as of June 30, 2008 and June 30, 2007 were approximately $5,545 and $3,116, respectively. If these unrecognized tax benefits were recognized, there would be no affect on CNX Gas’ effective tax rate.

CNX Gas is included in the consolidated federal tax return of CONSOL Energy Inc. Income taxes for financial statement purposes are calculated as if CNX Gas files a tax return on a separate company basis. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (IRS) is in the process of concluding its examination of CONSOL Energy’s U.S. 2004 and 2005 income tax returns. Within the next twelve months, CONSOL Energy expects to conclude this examination and remit payment of the resulting tax deficiencies, if any, to federal and state taxing authorities. The IRS, to date, has not proposed any significant changes relating to tax positions taken by CNX Gas as part of its inclusion in the consolidated tax returns filed by CONSOL Energy for the two-year period.

CNX Gas recognizes interest expense accrued related to unrecognized tax benefits as a component of interest expense. As of June 30, 2008 and June 30, 2007, the Company had accrued interest of approximately $339 and $131, respectively, for interest related to uncertain tax positions. The accrued liabilities for the six months ended June 30, 2008 and 2007 include $157 and $38, respectively, of interest expense recorded in the Company’s statements of operations related to unrecognized tax benefits.

CNX Gas recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. As of June 30, 2008 and June 30, 2007, no penalties relating to the Company’s unrecognized tax benefits have been accrued.

Note 5—Property, Plant and Equipment:

	June 30, 2008	December 31, 2007
Leasehold Improvements	$1,351	$1,351
Proved Properties	198,998	125,118
Unproved Properties	75,249	81,078
Wells and Related Equipment	192,196	166,468
Intangible Drilling	620,921	531,098
Gathering Assets	660,239	596,171
Asset Retirement Obligations	3,288	1,035
Capitalized Internal Software	6,967	6,741

Total Property, Plant and Equipment	1,759,209	1,509,060
Amortization	(282,853)	(254,154)

Property, Plant and Equipment, net	$1,476,356	$1,254,906

Note 6—Short-Term Notes Payable:

In October 2005, CNX Gas entered into a five-year $200,000 unsecured credit agreement. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. The leverage ratio was 0.24 to 1.00 at June 30, 2008. The facility also includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 72.65 to 1.00 at June 30, 2008. At June 30, 2008, the CNX Gas credit agreement had $27,000 of borrowings outstanding and $14,933 of letters of credit outstanding, leaving $158,067 of capacity available for borrowings and the issuance of letters of credit.

Note 7—Commitments and Contingent Liabilities:

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

CNX Gas is a party to a case captioned GeoMet Operating Company, Inc. and Pocahontas Mining Limited Liability Company v. CNX Gas Company LLC in the Circuit Court for Buchanan County, Virginia (Case No. 337-06). CNX Gas has a coal seam gas lease with Pocahontas Mining in southwest Virginia and southern West Virginia. With the agreement of Pocahontas Mining, GeoMet constructed a pipeline on the property. CNX Gas sought a judicial determination that under the terms of the lease, CNX Gas has the exclusive right to construct and operate pipelines on the property. On May 23, 2007, the circuit court entered an order granting CNX Gas’ motion for summary judgment against GeoMet and Pocahontas Mining. The order provided that CNX Gas has exclusive rights to construct and operate pipelines on the property and prohibited GeoMet from owning, operating or maintaining its pipeline on the property. The court stayed the portion of its order that required GeoMet to remove its pipeline, pending GeoMet’s appeal of the decision to the Virginia Supreme Court. GeoMet filed an emergency appeal to the Virginia Supreme Court, which on June 20, 2007, overturned the provision of the circuit court’s order requiring GeoMet to remove its pipeline, as well as the related stay and the conditions thereof. The remaining portions of the May 23, 2007 order have been certified for interlocutory appeal to the Virginia Supreme Court and the appeal is pending in the Virginia Supreme Court. Pocahontas Mining has amended its complaint to seek rescission or reformation of the lease. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that payments in the future with respect to this lawsuit may be material to the financial position, results of operations or cash flows of CNX Gas.

On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company, a subsidiary of CONSOL Energy, in the Circuit Court for the County of Tazewell, Virginia (Case No. CL07000065-00). The lawsuit alleged that CNX Gas conspired with Island Creek and has violated the Virginia Antitrust Act and tortuously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. CNX Gas and Island Creek filed motions to dismiss all counts of the complaint. On December 19, 2007, the court granted CNX Gas’ and Island Creek’s motions to dismiss all counts, with leave for GeoMet to file an amended complaint. On March 31, 2008, GeoMet filed an amended complaint. The amended complaint is again against CNX Gas and Island Creek, but it added CONSOL Energy and Cardinal States Gathering Company as additional defendants. The amended complaint restates allegations that CNX Gas, Island Creek and now CONSOL Energy and Cardinal States Gathering Company violated the Virginia Antitrust Act and tortuously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. The amended complaint seeks injunctive relief, compensatory damages of $385,600 and treble damages. CNX Gas continues to believe this lawsuit to be without merit and intends to vigorously defend it. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.

In April 2005, Buchanan County, Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a “Motion for Judgment Pursuant to the Declaratory Judgment Act Virginia Code § 8.01-184” against CNX Gas Company LLC in the Circuit Court of the County of Buchanan (Case No. CL05000149-00) for the year 2002; the county has since filed and served two substantially similar cases for years 2003, 2004 and 2005. The complaint alleges that our calculation of the license tax on the basis of the wellhead value (sales price less post production costs) rather than the sales price is improper. For the period from 1999 through mid 2002, we paid the tax on the basis of the sales price, but we have filed a claim for a refund for these years. Since 2002, we have continued to pay Buchanan County taxes based on our method of calculating the taxes. However, we have been accruing an additional liability reflected in Other Liabilities on our balance sheet in an amount based on the difference between our calculation of the tax and Buchanan County’s calculation. We believe that we have calculated the tax correctly and in accordance with the applicable rules and regulations of Buchanan County and intend to vigorously defend our position. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the cash flows of CNX Gas.

In 2004, Yukon Pocahontas Coal Company, Buchanan Coal Company and Sayers-Pocahontas Coal Company filed a complaint against Consolidation Coal Company (“CCC”), a subsidiary of CONSOL Energy in the Circuit Court of Buchanan County, Virginia, seeking damages and injunctive relief in connection with the deposit of untreated water from mining activities at CCC’s Buchanan Mine into nearby void spaces in the mine of one of CONSOL Energy’s other subsidiaries, Island Creek Coal Company (“ICCC”). CCC believes that it had, and continues to have, the right to store water in these void areas. On September 21, 2006, the plaintiffs filed an amended complaint in the Circuit Court of Buchanan County, Virginia (Case No. CL04-91) which, among other things, added CONSOL Energy, ICCC and CNX Gas Company LLC as additional defendants. The amended complaint alleges, among other things, that CNX Gas, as lessee and operator under certain coalbed methane gas leases from plaintiffs, had a duty to prevent CCC from depositing water into the mine voids and failed to do so. The proposed amended complaint seeks $150,000 in damages from the additional defendants, plus costs, interest and attorneys’ fees. CNX Gas denies that it has any liability in this matter and intends to vigorously defend this action. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CNX Gas.

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

In November 2005, we filed a complaint for declaratory judgment in the U.S. District Court for the Western District of Pennsylvania (C.A. No. 05-1574) against CDX Gas, LLC, seeking a judicial determination that we do not infringe any claim of any valid and enforceable CDX patent relating to certain vertical to horizontal CBM drilling methods. CDX filed an answer and counterclaim denying our allegations of invalidity and alleging that we infringe certain claims of their patents. On June 2, 2008, CNX Gas and CDX announced that they had settled this litigation. As part of the settlement, CNX Gas affirmed the validity and enforceability of the patents at issue in the litigation and CNX Gas licensed the CDX technology from CDX. The settlement did not require CNX Gas to pay CDX any cash consideration for CNX Gas' prior drilling activities. The pending litigation was dismissed with prejudice. The parties have agreed to enter into joint venture arrangements with respect to several properties.

At June 30, 2008, CNX Gas has provided the following financial guarantees and letters of credit to certain third parties. CNX Gas management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees has been properly recorded and reported in the financial statements.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 years
Letters of Credit	$14,933	$152	$14,781	$—	$—
Surety Bonds:
Environmental	$1,375	$1,375	$—	$—	$—
Other	1,951	1,915	36	—	—

Total Surety Bonds	$3,326	$3,290	$36	$—	$—
Other:
Guarantees	$28,904	$28,904	$—	$—	$—

Total Commitments	$47,163	$33,346	$14,817	$—	$—

Financial guarantees have primarily been provided to support various performance bonds related to land usage, pipeline usage and restorative issues. Other contingent liabilities have been extended to support insurance policies, legal matters and other items necessary in the normal course of business. CNX Gas has also provided financial guarantees for the purchase and delivery of gas to various counterparties.

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

Note 8—Comprehensive Income:

Total comprehensive income, net of tax, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$64,255	$41,488	$114,176	$74,484
Amortization of prior service costs and actuarial losses	(20)	(25)	(42)	(53)
Gas Cash Flow Hedge	(101,702)	10,357	(150,877)	(1,326)

Total comprehensive (loss) income	$(37,467)	$51,820	$(36,743)	$73,105

Note 9—Fair Value of Financial Instruments:

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

The financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2008
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Gas Cash Flow Hedges	$—	$238,738	$—

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

Short-term notes payable: The carrying amount reported in the balance sheets for short-term notes payable approximates its fair value due to the short-term maturity of these instruments.

Long-term debt: The fair values of long-term debt are estimated using discounted cash flow analyses, based on CNX Gas’ current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of financial instruments for which SFAS 159 was not elected are as follows:

	June 30, 2008		December 31, 2007
	Carrying Amounts	Fair Value	Carrying Amounts	Fair Value
Cash and cash equivalents	$23,101	$23,101	$32,048	$32,048
Short-term note payable	$(27,000)	$(27,000)	$—	$—
Long-term debt	$(21,303)	$(17,633)	$(8,850)	$(7,951)

Note 10—Variable Interest:

In prior years, CNX Gas entered into a business relationship with a contractor to perform CNX Gas’ well drilling requirements primarily in Northern Appalachia. CNX Gas is the primary customer of the contractor. In addition, CNX has guaranteed up to $7,000 of a loan agreement between the contractor and Huntington National Bank dated March 28, 2008. Under FASB Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51,” the contractor is a variable interest entity and CNX Gas is the primary beneficiary. Therefore, CNX Gas has consolidated the contractor into the Consolidated Financial Statements. At June 30, 2008, the contractor has a carrying value of property, plant & equipment of $19,754 and total assets of $24,196, with related debt of $21,303 and total liabilities of $22,049.

Note 11—Segment Information:

The principal activity of CNX Gas is to produce methane gas for sale primarily to gas wholesalers. In the current period, CNX Gas implemented a new internal segment reporting method to align segment results to how management assesses the operations. As a result, some charges that were previously reflected in Central Appalachia and Northern Appalachia segments have been reclassified to the Other segment. Also, some corporate charges that were previously reflected in the Central Appalachia and Northern Appalachia segment are now reported as Corporate items and reflected in the reconciliation between Segment Earnings (Loss) Before Income Tax to Total Earnings (Loss) Before Income Tax. CNX Gas has three reportable segments: Central Appalachia, Northern Appalachia and Other. Each of these reportable segments includes a number of operating segments (plays). For the three and six months ended June 30, 2008, the Central Appalachia segment includes the following plays: Virginia Operations, Cardinal States Gathering, Hokie, Knox Energy and Bluegrass. For the three and six months ended June 30, 2008 the Northern Appalachia segment includes the following plays: Mountaineer, Nittany and Panther. The Other segment includes other plays that fall outside the reported geographic areas and various other activities assigned to operations but not allocated to an individual play. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses.

Reportable segment results for the three months ended June 30, 2008 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$149,593	$29,669	$110	$179,372	$—	$179,372
Sales—related parties	1,541	6	—	1,547	—	1,547
Sales—royalty interest gas	23,565	(1,050)	—	22,515	—	22,515
Sales—purchased gas	1,647	—	—	1,647	—	1,647
Other revenue	237	43	450	730	(2)	728

Total Revenue and Other Income	$176,583	$28,668	$560	$205,811	$(2)	$205,809

Earnings Before Income Taxes (A)	$97,714	$14,445	$198	$112,357	$(7,971)	$104,386

Segment assets	$1,153,157	$341,228	$74,965	$1,569,350	$113,167	$1,682,517

Depreciation, depletion and amortization	$14,211	$2,370	$11	$16,592	$—	$16,592

Capital expenditures	$84,579	$63,258	$1,417	$149,254	$—	$149,254

(A)	Includes equity in earnings (loss) of unconsolidated affiliates of $90 for Central Appalachia.

Reportable segment results for the three months ended June 30, 2007 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$106,568	$5,722	$6	$112,296	$—	$112,296
Sales—related parties	2,392	18	—	2,410	—	2,410
Sales—royalty interest gas	14,446	38	—	14,484	—	14,484
Sales—purchased gas	1,317	—	—	1,317	—	1,317
Other revenue	2,324	—	35	2,359	802	3,161

Total Revenue and Other Income	$127,047	$5,778	$41	$132,866	$802	$133,668

Earnings Before Income Taxes (B)	$73,330	$(2,843)	$(694)	$69,793	$(2,861)	$66,932

Segment assets (C)	$978,984	$132,460	$64,566	$1,176,010	$84,528	$1,260,538

Depreciation, depletion and amortization	$10,536	$1,443	$—	$11,979	$—	$11,979

Capital expenditures	$41,185	$27,181	$66,002	$134,368	$—	$134,368

(B)	Includes equity in earnings (loss) of unconsolidated affiliates of $303 for Central Appalachia.
(C)	Includes investments in unconsolidated affiliates of $28,972 for Central Appalachia.

Reportable segment results for the six months ended June 30, 2008 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$260,725	$45,128	$159	$306,012	$—	$306,012
Sales—related parties	5,428	20	—	5,448	—	5,448
Sales—royalty interest gas	39,832	(813)	—	39,019	—	39,019
Sales—purchased gas	5,186	—	—	5,186	—	5,186
Other revenue	9,493	44	1,088	10,625	132	10,757

Total Revenue and Other Income	$320,664	$44,379	$1,247	$366,290	$132	$366,422

Earnings Before Income Taxes (D)	$177,421	$19,447	$507	$197,375	$(12,072)	$185,303

Segment assets	$1,153,157	$341,228	$74,965	$1,569,350	$113,167	$1,682,517

Depreciation, depletion and amortization	$27,759	$4,767	$11	$32,537	$—	$32,537

Capital expenditures	$120,459	$111,962	$3,385	$235,806	$—	$235,806

(D)	Includes equity in earnings (loss) of unconsolidated affiliates of $223 for Central Appalachia.

Reportable segment results for the six months ended June 30, 2007 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$198,431	$11,956	$6	$210,393	$—	$210,393
Sales—related parties	4,571	30	—	4,601	—	4,601
Sales—royalty interest gas	26,593	73	—	26,666	—	26,666
Sales—purchased gas	2,476	—	—	2,476	—	2,476
Other revenue	2,361	—	35	2,396	2,475	4,871

Total Revenue and Other Income	$234,432	$12,059	$41	$246,532	$2,475	$249,007

Earnings Before Income Taxes (E)	$128,564	$(3,462)	$(726)	$124,376	$(4,206)	$120,170

Segment assets (F)	$978,984	$132,460	$64,566	$1,176,010	$84,528	$1,260,538

Depreciation, depletion and amortization	$21,173	$2,904	$—	$24,077	$—	$24,077

Capital expenditures	$79,741	$44,227	$67,935	$191,903	$—	$191,903

(E)	Includes equity in earnings (loss) of unconsolidated affiliates of $663 for Central Appalachia.
(F)	Includes investments in unconsolidated affiliates of $28,972 for Central Appalachia.

Reconciliation of Segment Information to Consolidated Amounts

Earnings Before Income Taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Segment earnings before income taxes for total reportable business segments	$112,357	$69,793	$197,375	$124,376
Equity in earnings (losses) of Buchanan Generation	(84)	(163)	(107)	(259)
Incentive Compensation	(2,500)	(723)	(3,503)	(1,484)
Compensation from restricted stock unit grants, stock option expense and performance share unit expense	(3,754)	(1,790)	(5,406)	(3,067)
Bank fees	(295)	(237)	(545)	(479)
Interest income (expense), net	(1,338)	52	(2,511)	1,083

Earnings before income taxes	$104,386	$66,932	$185,303	$120,170

Total Assets:

	June 30,
	2008	2007
Segment assets for total reportable business segments	$1,569,350	$1,176,010
Items excluded from segment assets:
Cash and other investments	23,122	60,028
Deferred Income Taxes	65,276	—
Investment in Buchanan Generation	24,769	24,500

Total Consolidated Assets	$1,682,517	$1,260,538

Note 12—Recent Accounting Pronouncements:

In May 2008, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Statement 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect this guidance to have a significant impact on CNX Gas.

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

Operations and Outlook

During the second quarter, CNX Gas employees worked another quarter without incurring a lost time incident. This raises the cumulative time worked by employees without a lost time incident to nearly 3.1 million hours, with the 3 million mark having been passed in May.

Gas production was 18.8 billion cubic feet (Bcf), or 206.5 million cubic feet (MMcf) per day, for the three months ended June 30, 2008. This was 26% higher than the 14.9 Bcf, or 163.6 MMcf per day, for the three months ended June 30, 2007.

Virginia CBM Operations achieved record production in the quarter. CNX Gas drilled 84 wells in its Virginia CBM Operations in the second quarter, excluding gob wells. For the first six months 158 wells were drilled. Virginia Operations also conducted an aggressive workover program to increase production from its existing wells. Additional gains came from bringing wells online more quickly after they had been drilled. CNX Gas expects to drill 300 wells in Virginia in 2008.

Mountaineer CBM Operations achieved record production in the quarter. CNX Gas drilled 29 wells during the quarter in this Northern Appalachia play. For the first six months, 52 wells were drilled. A gas processing facility at Greene Hill came online during the quarter, enabling the company to increase sales volumes. CNX Gas expects to drill 100 horizontal wells in Mountaineer in 2008.

Nittany CBM Operations achieved record production in the quarter. CNX Gas drilled 35 wells in the second quarter in this west-central Pennsylvania play and 46 wells in the first six months. CNX Gas acquired an additional 8,000 net acres in Nittany this quarter, raising the total position to 256,000 acres. CNX Gas expects to drill approximately 100 wells in Nittany in 2008.

CNX Gas expects to begin drilling exploration wells in its Illinois Basin CBM acreage in the second half of the year.

CNX Gas achieved additional exploration success in the Chattanooga Shale in Tennessee during the second quarter. CNX Gas drilled four follow-up wells to the initial exploration well, which as previously reported, achieved an open flow of 3.9 MMcf per day. This well is currently producing at 265 Mcf per day. One well was an offset to the initial well. The other three were exploration wells, as CNX Gas tested several areas across its acreage. Two of the exploration wells have been turned in line and are producing at 450-460 Mcf per day. The remaining two exploration wells are in various stages of clean up. CNX Gas plans to drill about a ten additional wells in the Chattanooga Shale this year, while the company formulates its plans for 2009 and beyond.

CNX Gas increased its Chattanooga Shale acreage position from 132,000 net acres to 235,000 net acres. This was accomplished primarily by buying out its 50% partner in Knox Energy, LLC and acquiring several additional leasehold acquisitions. CNX Gas now has a leading acreage position in the Chattanooga Shale. CNX Gas is the operator of all of its horizontal Chattanooga Shale wells.

During the second quarter, CNX Gas also began drilling in its Marcellus Shale acreage in southwestern Pennsylvania. The first Marcellus well was drilled to a depth of about 8,000 feet. Shale thickness is 80 feet. The well was drilled as a vertical well, at an estimated cost of $1.3 million. The well was stimulated with a single-stage water frac.

CNX Gas has chosen to drill its Marcellus Shale acreage directly beneath its Mountaineer CBM operations, where it already has a gas gathering system. CNX Gas is currently able to avoid processing costs by blending shale gas with its CBM production. The company is currently drilling two Marcellus Shale wells at nearby locations. The company acquired an additional 24,000 net acres of Marcellus Shale in southwestern Pa. and northern West Virginia so far this year, raising the total position to 185,000 acres.

CNX Gas has drilled one horizontal well in the Huron Shale in eastern Kentucky. CNX Gas has 198,000 net acres in the Huron Shale.

CNX Gas drilled an exploratory shallow oil well on its Illinois Basin conventional acreage. The well did not penetrate the New Albany Shale, but has produced over 1,000 bbls of oil from shallower formations. The company will be drilling offsets in the third quarter on this property, acquired last year from Peabody Energy.

CNX Gas has entered into precedent agreements with several interstate gas pipeline companies for the acquisition of approximately 114,000 dekatherms per day of firm transportation capacity at negotiated rates, to transport current and future forecasted production within the Appalachian Basin to market once agreed upon expansions are completed by the gas pipeline companies. We expect to enter into firm transportation contracts upon completion of the related expansion projects, which is expected to occur between December 1, 2008 and November 1, 2009.

CNX Gas has completed the independent verification process for several Chicago Climate Exchange (CCX) approved projects relating to the capture of coal mine methane. Approximately 8.4 million metric tons of emission offsets were verified and registered for trading on the CCX in the three months ended June 30, 2008. CCX is a rules-based Greenhouse Gas (GhG) allowance trading system. CCX emitting members make a voluntary but legally binding commitment to meet annual GhG emission reduction targets. Those emitting members who exceed their targets have surplus allowances to sell or bank; those who fall short of their targets comply by purchasing offsets which are called CCX Carbon Financial Instruments (CFI) contracts. As a CCX offset provider, CNX Gas is not bound to any emission reduction targets. An offset provider is an owner of an offset project that registers and sells offsets on its own behalf. Sales of these emission offsets will be reflected in income as they occur. To date, no offsets have been sold.

CONSOL Energy continues to beneficially own approximately 81.7% of our outstanding common stock, as such CNX Gas’ financial statements are consolidated into CONSOL Energy’s financial statements.

Results of Operations

Three Months Ended June 30, 2008 compared with Three Months Ended June 30, 2007

(Amounts reported in thousands)

Net Income

Net income changed primarily due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$179,372	$112,296	$67,076	59.7%
Related Party Sales	1,547	2,410	(863)	(35.8)%
Royalty Interest Gas Sales	22,515	14,484	8,031	55.4%
Purchased Gas Sales	1,647	1,317	330	25.1%
Other Income	728	3,161	(2,433)	(77.0)%

Total Revenue and Other Income	205,809	133,668	72,141	54.0%
Costs and Expenses:
Lifting Costs	17,960	8,763	9,197	105.0%
Gathering and Compression Costs	20,082	16,842	3,240	19.2%
Gas Royalty Interest Costs	21,913	12,528	9,385	74.9%
Purchased Gas Costs	1,522	1,473	49	3.3%
Other	458	1,350	(892)	(66.1)%
General and Administrative	21,430	12,555	8,875	70.7%
Depreciation, Depletion and Amortization	16,592	11,979	4,613	38.5%
Interest Expense	1,683	1,246	437	35.1%

Total Costs and Expenses	101,640	66,736	34,904	52.3%

Earnings Before Income Taxes and Minority Interest	104,169	66,932	37,237	55.6%
Minority Interest	(217)	—	(217)	100.0%

Earnings Before Income Taxes	104,386	66,932	37,454	56.0%
Income Tax Expense	40,131	25,444	14,687	57.7%

Net Income	$64,255	$41,488	$22,767	54.9%

Net income for the quarter was higher primarily due to higher average sales prices and higher production, offset, in part, by increased costs as discussed below.

Revenue and Other Income

Revenue and other income increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$179,372	$112,296	$67,076	59.7%
Related Party Sales	1,547	2,410	(863)	(35.8)%
Royalty Interest Gas Sales	22,515	14,484	8,031	55.4%
Purchased Gas Sales	1,647	1,317	330	25.1%
Other Income	728	3,161	(2,433)	(77.0)%

Total Revenue and Other Income	$205,809	$133,668	$72,141	54.0%

Outside sales and related party sales, combined, increased due primarily to higher average sales prices received and higher volumes of gas sold.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	18.8	14.8	4.0	27.0%
Average Sales Price Per thousand cubic feet	$9.63	$7.74	$1.89	24.4%

The increase in average sales price is the result of CNX Gas realizing general market price increases in the period-to-period comparison. CNX Gas periodically enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These financial hedges represented approximately 11.7 Bcf of our produced gas sales volumes for the three months ended June 30, 2008 at an average price of $9.28 per Mcf. In the prior year, these financial hedges represented approximately 4.7 Bcf at an average price of $8.00 per Mcf. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

	2008 Period	2007 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	1.9	1.9	—	—
Average Sales Price Per thousand cubic feet	$11.99	$7.82	$4.17	53.3%

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contribute to the period-to-period change.

	2008 Period	2007 Period	Variance	Percentage Change
Purchased Sales Volumes (in billion cubic feet)	0.1	0.2	(0.1)	(50.0)%
Average Sales Price Per thousand cubic feet	$12.36	$7.26	$5.10	70.2%

Purchased gas sales volumes represent volumes of gas we sell at market prices that were purchased from third-party producers.

Other income consists of the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Third-party gathering revenue	$76	$1,581	$(1,505)	(95.2)%
Interest income	84	1,297	(1,213)	(93.5)%
Other miscellaneous	568	283	285	100.7%

Total Other Income	$728	$3,161	$(2,433)	(77.0)%

Third-party gathering revenue decreased $1,505 in the 2008 period due primarily to lower third party volumes being transported on CNX Gas gathering lines.

Interest income decreased $1,213 as a result of the lower average cash balances throughout the 2008 period compared to the 2007 period. Lower cash balances are the result of the June 2007 acquisition of Peabody’s oil and gas interests, as well as additional capital expenditures related to the expanded drilling program.

Other miscellaneous income increased $285 in the period-to-period comparison due to various transactions throughout both periods, none of which are individually significant.

Costs and Expenses

Costs and Expenses increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Lifting Costs	$17,960	$8,763	$9,197	105.0%
Gathering and Compression Costs	20,082	16,842	3,240	19.2%
Gas Royalty Interest Costs	21,913	12,528	9,385	74.9%
Purchased Gas Costs	1,522	1,473	49	3.3%
Other	458	1,350	(892)	(66.1)%
General and Administrative	21,430	12,555	8,875	70.7%
Depreciation, Depletion and Amortization	16,592	11,979	4,613	38.5%
Interest Expense	1,683	1,246	437	35.1%

Total Costs and Expenses	$101,640	$66,736	$34,904	52.3%

Lifting costs have increased due to higher average unit costs and higher volumes of gas sold.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	18.8	14.8	4.0	27.0%
Average Lifting Costs Per thousand cubic feet	$0.96	$0.59	$0.37	62.7%

Average unit lifting costs increased in the 2008 period as a result of several factors. Well closing liabilities were adjusted in the 2007 period to reflect longer well lives than were previously estimated. This adjustment resulted in a reduction to expense. The adjustments to the well closing liabilities were insignificant in the 2008 period. Also, severance taxes, which are included in lifting costs, have increased due to the higher average sales prices. Service and maintenance costs per unit have also increased in the period-to-period comparison due to additional work on existing wells in order to increase future production. Water disposal costs have also increased due to additional volumes of water produced by CNX Gas wells.

The increase in gathering and compression was attributable to higher volumes produced during the 2008 period compared to the 2007 period, offset, in part, by lower average unit costs.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	18.8	14.8	4.0	27.0%
Average Gathering Costs Per thousand cubic feet	$1.07	$1.14	$(0.07)	(6.1)%

The decrease in average gathering and compression unit costs was attributable to lower maintenance costs per unit and lower firm transportation costs per unit. Dollars spent for maintenance and firm transportation have remained consistent in the period-to-period comparison; therefore, additional volumes gathered and transported have lowered the related unit costs for these components. These improvements in unit costs were offset, in part, by higher compression expenses and higher fuel charges related to additional compressors being placed in service along the existing gathering systems in order to flow gas more efficiently.

	2008 Period	2007 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	1.9	1.9	—	—
Average Cost Per thousand cubic feet	$11.67	$6.76	$4.91	72.6%

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contribute to the year to date period-to-period change.

	2008 Period	2007 Period	Variance	Percentage Change
Purchased Sales Volumes (in billion cubic feet)	0.1	0.2	(0.1)	(50.0)%
Average Cost Per thousand cubic feet	$10.62	$6.58	$4.04	61.4%

Purchased gas sales volumes represent volumes of gas purchased from third-party producers that we sell. The higher average cost per Mcf is due to overall price increases and contractual differences among customers in the period-to-period comparison.

Other costs and expenses decreased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Exploration	$458	$1,533	$(1,075)	(70.1)%
Imbalance	—	(183)	183	(100.0)%

Total Other Costs and Expenses	$458	$1,350	$(892)	(66.1)%

Exploration costs decreased primarily as a result of expenses related to core hole drilling in the 2007 period which did not occur in the 2008 period. Decreased exploration costs were also the result of lower broker fees in the current year as compared to the prior year. Lower broker fee expenses in 2008 were the result of more land deals being completed successfully than in the 2007 period; therefore, these costs were capitalized versus expensed.

The pipeline imbalance is now included in either outside sales or purchased gas costs depending on our delivery position into the transmission pipelines. The prior year imbalance amount was insignificant, and therefore was not reclassified.

General and Administrative expenses increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Professional services	$5,251	$3,082	$2,169	70.4%
Stock-based compensation	3,754	1,789	1,965	109.8%
Short-term incentive compensation	2,500	723	1,777	245.8%
Wages and salaries	4,256	3,127	1,129	36.1%
Other miscellaneous	5,669	3,834	1,835	47.9%

Total General and Administrative	$21,430	$12,555	$8,875	70.7%

Professional services have increased primarily due to fees related to completing registration of emission offset credits on the Chicago Climate Exchange. Professional services also increased due to various administrative projects which have occurred throughout both periods.

Stock-based compensation has increased primarily due to the performance share program additional costs. These additional costs are related to the increase in the market price of CNX Gas common stock in the 2008 period.

The incentive compensation program is designed to increase compensation to eligible employees when CNX Gas reaches predetermined targets for production, unit cost, and safety. Incentive compensation expense increased $1,777 in the period-to-period comparison due to improved performance relative to targets.

Employee wages and salaries have increased primarily due to the additional staffing added as a result of the on-going growth of the company.

The increase in other miscellaneous costs is related to various transactions which occurred in both periods, none of which were individually material.

Depreciation, depletion and amortization have increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Production	$11,479	$7,214	$4,265	59.1%
Gathering	4,829	4,519	310	6.9%
Other	284	246	38	15.4%

Total Depreciation, Depletion and Amortization	$16,592	$11,979	$4,613	38.5%

The increase in production depreciation, depletion and amortization was primarily due to increased volumes produced combined with an increase in the units of production rates in the period-to-period comparison. These rates increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves.

Gathering depreciation, depletion and amortization is recorded using the straight-line method and increased due to additional assets placed in service after the 2007 period.

Other depreciation is related to various other corporate assets placed in service after the 2007 period, none of which are individually significant.

Interest expense increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Variable interest entity	$263	$—	$263	100.0%
Deferred payment	83	—	83	100.0%
Revolver	58	—	58	100.0%
Unrecognized tax benefits	95	38	57	100.0%
Capitalized lease	1,159	1,208	(49)	(4.1)%
Other	25	—	25	100.0%

Total Interest Expense	$1,683	$1,246	$437	35.1%

Our variable interest entity incurred debt during the 2008 period which correspondingly increased the related interest expense.

The accretion of a deferred payment related to the June 2007 Peabody acreage acquisition caused interest expense to increase.

Interest expense increased in the period-to-period comparison due to outstanding principal on the revolving credit facility. There were no outstanding principal amounts on the facility in the 2007 period.

Interest on unrecognized tax benefits increased due primarily to a slight increase in the uncertain tax liability balance in the 2008 period.

Interest on capitalized leases decreased in the period-to-period comparison primarily related to lower outstanding principal due to scheduled payments.

Minority Interest

Minority interest relates to a variable interest entity in which CNX Gas holds no ownership interest.

Income Taxes

	2008 Period	2007 Period	Variance	Percentage Change
Earnings Before Income Taxes	$104,386	$66,932	$37,454	56.0%
Tax Expense	$40,131	$25,444	$14,687	57.7%
Effective Income Tax Rate	38.4%	38.0%	0.4%

CNX Gas’ effective tax rate remained consistent in the period-to-period comparison.

Six Months Ended June 30, 2008 compared with Six Months Ended June 30, 2007

(Amounts reported in thousands)

Net Income

Net income changed primarily due to the following items:

	Year to Date 2008 Period	Year to Date 2007 Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$306,012	$210,393	$95,619	45.4%
Related Party Sales	5,448	4,601	847	18.4%
Royalty Interest Gas Sales	39,019	26,666	12,353	46.3%
Purchased Gas Sales	5,186	2,476	2,710	109.5%
Other Income	10,757	4,871	5,886	120.8%

Total Revenue and Other Income	366,422	249,007	117,415	47.2%
Costs and Expenses:
Lifting Costs	29,467	17,029	12,438	73.0%
Gathering and Compression Costs	35,392	31,310	4,082	13.0%
Gas Royalty Interest Costs	38,002	23,193	14,809	63.9%
Purchased Gas Costs	4,943	2,492	2,451	98.4%
Other	807	1,995	(1,188)	(59.5)%
General and Administrative	37,174	26,276	10,898	41.5%
Depreciation, Depletion and Amortization	32,537	24,077	8,460	35.1%
Interest Expense	3,155	2,465	690	28.0%

Total Costs and Expenses	181,477	128,837	52,640	40.9%

Earnings Before Income Taxes and Minority Interest	184,945	120,170	64,775	53.9%
Minority Interest	(358)	—	(358)	100.0%

Earnings Before Minority Interest	185,303	120,170	65,133	54.2%
Income Taxes	71,127	45,686	25,441	55.7%

Net Income	$114,176	$74,484	$39,692	53.3%

Net income for the six months ended June 30, 2008 was higher than the six months ended June 30, 2007 primarily due to higher average sales prices and higher production volumes, offset, in part, by increased costs as discussed below.

Revenue and Other Income

Revenue and other income increased due to the following items:

	Year to Date 2008 Period	Year to Date 2007 Period	Dollar Variance	Percentage Change
Outside Sales	$306,012	$210,393	$95,619	45.4%
Related Party Sales	5,448	4,601	847	18.4%
Royalty Interest Gas Sales	39,019	26,666	12,353	46.3%
Purchased Gas Sales	5,186	2,476	2,710	109.5%
Other Income	10,757	4,871	5,886	120.8%

Total Revenue and Other Income	$366,422	$249,007	$117,415	47.2%

Outside sales and related party sales combined increased due primarily to higher average sales prices received and higher volumes of gas sold.

	Year to Date 2008 Period	Year to Date 2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	34.7	29.1	5.6	19.2%
Average Sales Price Per thousand cubic feet	$8.99	$7.40	$1.59	21.5%

The increase in average sales price is the result of CNX Gas realizing general market price increases in the year to date period-to-period comparison. CNX Gas periodically enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These financial hedges represented approximately 17.8 Bcf of our produced gas sales volumes for the six months ended June 30, 2008 at an average price of $8.97 per Mcf. In the prior year, these financial hedges represented approximately 7.9 Bcf at an average price of $7.91 per Mcf. Sales volumes increased as a result of additional wells coming online from our on-going drilling program, offset, in part, by the deferral of active and sealed gob production related to the CONSOL Energy’s idling of the Buchanan Mine through mid-March 2008.

	Year to Date 2008 Period	Year to Date 2007 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	3.8	3.7	0.1	2.7%
Average Sales Price Per thousand cubic feet	$10.29	$7.22	$3.07	42.5%

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contribute to the year to date period-to-period change.

	Year to Date 2008 Period	Year to Date 2007 Period	Variance	Percentage Change
Purchased Sales Volumes (in billion cubic feet)	0.6	0.3	0.3	100.0%
Average Sales Price Per thousand cubic feet	$8.94	$7.20	$1.74	24.2%

Purchased gas sales volumes represent volumes of gas we sell at market prices that were purchased from third-party producers, less our gathering fees.

Other income consists of the following items:

	Year to Date 2008 Period	Year to Date 2007 Period	Dollar Variance	Percentage Change
Insurance settlements	$8,000	$—	$8,000	100.0%
Timber income	768	80	688	860.0%
Legal settlement	650	—	650	100.0%
Third-party gathering revenue	159	1,617	(1,458)	(90.2)%
Interest income	242	2,734	(2,492)	(91.1)%
Other miscellaneous	938	440	498	113.2%

Total other income	$10,757	$4,871	$5,886	120.8%

CNX Gas received $8,000 of proceeds from its insurance carrier as final settlement of the insurance claim related to the July 2007 Buchanan Mine event which idled the mine. The $8,000 represents business interruption coverage.

Timber income increased in the year to date 2008 period due primarily to a sale which occurred in February 2008. No assurance can be given that another sale will occur in the future.

A litigation settlement with a royalty holder in the year to date 2008 period resulted in $650 of income.

Third-party gathering revenue decreased $1,458 in the year to date 2008 period due primarily to lower third-party volumes being transported on CNX Gas gathering lines.

Interest income decreased $2,492 as a result of the lower average cash balance throughout the year to date 2008 period compared to the year to date 2007 period. Lower cash balances are the result of the June 2007 acquisition of Peabody’s oil and gas interests, as well as additional capital expenditures related to the expanded drilling program.

Other miscellaneous income increased $498 in the year to date period-to-period comparison due to various transactions throughout both periods, none of which are individually significant.

Costs and Expenses

Costs and expenses increased due to the following items:

	Year to Date 2008 Period	Year to Date 2007 Period	Dollar Variance	Percentage Change
Lifting Costs	$29,467	$17,029	$12,438	73.0%
Gathering and Compression Costs	35,392	31,310	4,082	13.0%
Gas Royalty Interest Costs	38,002	23,193	14,809	63.9%
Purchased Gas Costs	4,943	2,492	2,451	98.4%
Other	807	1,995	(1,188)	(59.5)%
General and Administrative	37,174	26,276	10,898	41.5%
Depreciation, Depletion and Amortization	32,537	24,077	8,460	35.1%
Interest Expense	3,155	2,465	690	28.0%

Total Costs and Expenses	$181,477	$128,837	$52,640	40.9%

Lifting costs increased due to higher unit costs and higher volumes sold.

	Year to Date 2008 Period	Year to Date 2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	34.7	29.1	5.6	19.2%
Average Lifting Costs Per thousand cubic feet	$0.85	$0.59	$0.26	44.1%

Average lifting costs per unit sold increased in the current year as a result of higher well closing costs, higher severance taxes and higher well service costs. Well closing liabilities were adjusted in the year to date 2007 period to reflect longer well lives than were previously estimated. This adjustment resulted in a reduction to expense. The adjustments to well closing liabilities were insignificant in the 2008 period. Higher severance taxes are attributable to the higher average sale prices for gas. Service and maintenance costs per unit have also increased in the year to date period-to-period comparison due to additional work on existing wells in order to increase future production. Water disposal costs have also increased due to additional volumes of water produced by CNX Gas wells.

The increase in gathering and compression was attributable to higher volumes produced during the year to date 2008 period compared to the year to date 2007 period, offset, in part, by lower average unit costs.

	Year to Date 2008 Period	Year to Date 2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	34.7	29.1	5.6	19.2%
Average Gathering Costs Per thousand cubic feet	$1.02	$1.08	$(0.06)	(5.6)%

The decrease in average gathering and transportation unit costs was attributable to lower maintenance expense per unit, lower power charges per unit and lower firm transportation charges per unit, offset in part by higher compression and fuel expense per unit. Dollars spent for maintenance, power and firm transportation have remained consistent in the year to date period-to-period comparison; therefore, additional volumes gathered and transported have lowered the related unit costs for these components. These improvements in unit costs were offset, in part, by higher compression expenses per unit and higher fuel charges per unit related to additional compressors being placed in service along the existing gathering systems in order to flow gas more efficiently.

	Year to Date 2008 Period	Year to Date 2007 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	3.8	3.7	0.1	2.7%
Average Costs Per thousand cubic feet	$10.03	$6.28	$3.75	59.7%

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in volumes and price relates to the volatility and contractual differences among leases, the mix of average and index prices used in calculating royalties, and the actualization of advanced royalty payments.

	Year to Date 2008 Period	Year to Date 2007 Period	Variance	Percentage Change
Purchased Sales Volumes (in billion cubic feet)	0.6	0.4	0.2	50.0%
Average Costs Per thousand cubic feet	$8.52	$6.45	$2.07	32.1%

Purchased gas sales volumes represent volumes of gas purchased from third-party producers, less our gathering fees, that we sell at market prices. The higher average cost per Mcf is due to overall price increases and contractual differences among customers in the year to date period-to-period comparison.

Other cost and expenses represent costs related to CNX Gas explorations program.

	Year to Date 2008 Period	Year to Date 2007 Period	Dollar Variance	Percentage Change
Exploration	$807	$1,995	$(1,188)	(59.5)%

Exploration costs decreased primarily as a result of expenses related to core hole drilling in the year to date 2007 period which did not occur in the year to date 2008 period. Decreased exploration costs were also the result of lower broker fees in the current year as compared to the prior year. Lower broker fee expenses in the year to date 2008 period were the result of more land deals being completed successfully than in the prior year to date period; therefore, additional costs were capitalized versus expensed.

General and Administrative expenses increased due to the following items:

	Year to Date 2008 Period	Year to Date 2007 Period	Dollar Variance	Percentage Change
Professional services	$9,671	$7,923	$1,748	22.1%
Stock-based compensation	5,405	3,067	2,338	76.2%
Short-term incentive compensation	3,503	1,484	2,019	136.1%
Wages and salaries	7,616	5,938	1,678	28.3%
Other	10,979	7,864	3,115	39.6%

Total General and Administrative	$37,174	$26,276	$10,898	41.5%

Professional services have increased primarily due to fees related to completing registration of emission offset credits on the Chicago Climate Exchange. Professional services also increased due to various administrative projects which have occurred throughout both periods.

Stock-based compensation has increased primarily due to the performance share program additional costs. These additional costs are related to the increase in the market price of CNX Gas common stock in the year to date 2008 period.

The incentive compensation program is designed to increase compensation to eligible employees when CNX Gas reaches predetermined targets for production, unit cost, and safety. Incentive compensation expense increased $2,019, when compared to the prior year, due to improved performance relative to the targets.

Employee wages and salaries have increased due to the additional staffing added as a result of the on-going growth of the company.

The increase in other costs is related to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization have increased due to the following items:

	Year to Date 2008 Period	Year to Date 2007 Period	Dollar Variance	Percentage Change
Production	$22,312	$14,562	$7,750	53.2%
Gathering	9,658	9,049	609	6.7%
Other	567	466	101	21.7%

Total Depreciation, Depletion and Amortization	$32,537	$24,077	$8,460	35.1%

The increase in production related depreciation, depletion and amortization was primarily due to higher volumes combined with an increase in the units of production rates in the year to date period-to-period comparison. These rates increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves.

Gathering depreciation, depletion and amortization is recorded using the straight-line method and increased due to additional assets placed in service after the year to date 2007 period.

Other depreciation is related to various other corporate assets placed in service after the year to date 2007 period, none of which are individually significant.

Interest expense increased due to the following items:

	Year to Date 2008 Period	Year to Date 2007 Period	Dollar Variance	Percentage Change
Variable interest entity	$405	$—	$405	100.0%
Deferred payment	166	—	166	100.0%
Unrecognized tax benefits	156	38	118	310.5%
Revolver	58	—	58	100.0%
Capitalized lease	2,331	2,427	(96)	(4.0)%
Other	39	—	39	100.0%

Total Interest Expense	$3,155	$2,465	$690	28.0%

Our variable interest entity incurred debt during the year to date 2008 period which correspondingly increased the related interest expense.

The accretion of a deferred payment related to the June 2007 Peabody acreage acquisition caused interest expense to increase.

Interest on unrecognized tax benefits increased due primarily to a slight increase in the uncertain tax liability balance in the year-to-date 2008 period.

Interest expense increased in the year to date period-to-period comparison due to outstanding principal on the revolving credit facility. There were no outstanding principal amounts on the facility in the year to date 2007 period.

Interest on capitalized leases decreased in the year-to-date period-to-period comparison primarily related to lower outstanding principal. Lower outstanding principal is due to scheduled payments.

Minority Interest

Minority interest relates to a variable interest entity in which CNX Gas holds no ownership interest.

Income Taxes

	Year to Date 2008 Period	Year to Date 2007 Period	Variance	Percentage Change
Earnings Before Income Taxes	$185,303	$120,170	$65,133	54.2%
Tax Expense	$71,127	$45,686	$25,441	55.7%
Effective Income Tax Rate	38.4%	38.0%	0.4%

CNX Gas’ effective tax rate remained consistent in the year-to-date period-to-period comparison.

Liquidity and Capital Resources

CNX Gas has satisfied its working capital requirements and funded its capital expenditures with cash from operations and its $200,000 credit facility. Our credit agreement provides for a revolving credit facility with an initial aggregate outstanding principal amount of up to $200,000 (with the ability to request an increase in the aggregate outstanding principal amount up to $300,000), including borrowings and letters of credit. We may use borrowings under the credit agreement for general corporate purposes, including transaction fees, letters of credit, acquisitions, capital expenditures and working capital. Our obligations under our credit agreement are not secured by a lien on our assets, however it does contain a negative pledge provision providing that our assets cannot be used to secure any other obligation. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. The facility includes a minimum interest coverage ratio of no less than 3.00 to 1.00, measured quarterly. The interest coverage ratio was 72.65 to 1.00 at June 30, 2008. The facility also includes a maximum leverage ratio of no more than 3.00 to 1.00, measured quarterly. The leverage ratio was 0.24 to 1.00 at June 30, 2008. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. At June 30, 2008, the facility had $27,000 of borrowings outstanding and $14,933 of letters of credit outstanding, leaving $158,067 of unused capacity.

As a result of our status as a majority-owned subsidiary of CONSOL Energy and having entered into a credit agreement with third-party commercial lenders, CNX Gas and its subsidiaries are guarantors of CONSOL Energy’s 7.875% notes due March 1, 2012 in the principal amount of approximately $250,000. This agreement requires all subsidiaries of CONSOL Energy that incur third-party debt to also guarantee the 7.875% notes. In addition, if CNX Gas were to grant liens to a lender as part of a future borrowing, the indenture governing the 7.875% notes requires CNX Gas to ratably secure the notes.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX Gas enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CNX Gas has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a liability of $238,738 at June 30, 2008. The ineffective portion of these contracts was insignificant to earnings in the six months ended June 30, 2008.

CNX Gas frequently evaluates potential acquisitions. CNX Gas has funded acquisitions primarily with cash generated from operations and proceeds from our revolving credit facility. There can be no assurance that capital resources, including debt financing, will be available to CNX Gas on terms which we find acceptable, or at all.

Cash Flows (in thousands)

	Year to Date 2008	Year to Date 2007	Change
Cash provided by operating activities	$186,779	$140,604	$46,175
Cash used in investing activities	$(234,275)	$(192,649)	$(41,626)
Cash provided by financing activities	$38,549	$4,900	$33,649

Cash provided by operating activities increased primarily due to increased production and higher realized prices. These increases are partially offset by increased operating costs and various other working capital requirements.

Cash used in investing activities increased primarily due to the $36,000 cash paid to acquire the remaining 50% interest in Knox Energy, LLC on June 24, 2008. The remaining increase in investing activities is due to higher capital expenditures which are the result of our expanded drilling program.

Cash provided by financing activities increased primarily due to the $27,000 of proceeds received from the revolving credit facility in the 2008 period. There was no activity under the facility in the 2007 period. The increase was also due to the $12,453 of debt proceeds by our variable interest entity. There were $5,973 of debt proceeds by our variable interest entity in the 2007 period.

Our projected capital expenditures for the year ended December 31, 2008 have increased from $470,000 to $552,000 to reflect recent land acquisitions.

Contractual Commitments

The following is a summary of our significant contractual obligations at June 30, 2008.

	Total	Within 1 Year	1–3 Years	3–5 Years	More than 5 Years
Short-Term Note Payable	$27,000	$27,000	$—	$—	$—
Long-Term Debt Obligations	21,303	4,349	9,649	7,305	—
Interest on Capital Lease Obligations	36,173	4,894	8,345	7,330	15,604
Capital Lease Obligations	62,788	3,102	6,416	7,430	45,840
Operating Lease Obligations	6,956	1,901	2,767	1,587	701
Gas Firm Transportation Obligations	49,457	8,200	15,181	11,024	15,052
Other Long-Term Liabilities (a)	24,661	137	300	440	23,784

Total Contractual Obligations (b)	$228,338	$49,583	$42,658	$35,116	$100,981

(a)	This item includes asset retirement obligations, pension, postretirement benefits other than pension and legal contingencies, which are reflected on the balance sheet for the potential settlement of the items referenced in Note 7 to the Consolidated Financial Statements. Due to the uncertainty surrounding these settlements, it is difficult to predict if and when a payout may take place.
(b)	The significant obligation table does not include obligations to taxing authorities related to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Stockholders’ Equity

CNX Gas had stockholders’ equity of $988,504 at June 30, 2008 and $1,023,237 at December 31, 2007. The decrease was primarily attributable to other comprehensive losses related to cash flow hedges, offset, in part, by net income.

Off-Balance Sheet Transactions

CNX Gas does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are likely to have a material current or future effect on our condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the notes to the consolidated financial statements.

Recent Accounting:

In May 2008, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Statement 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect this guidance to have a significant impact on CNX Gas.

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

Sensitivity analyses of the incremental effects on future pre-tax income of a hypothetical 10% and 25% increase in natural gas prices for open derivative instruments as of June 30, 2008 are provided in the following table:

Incremental decrease in pre-tax income assuming a Hypothetical price increase of:

	10%	25%
	(In millions)
Natural Gas (1)	$124.4	$287.4

(1)	CNX Gas remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be offset by price changes in the underlying hedged item. CNX Gas entered into derivative instruments to convert the market prices related to portions of the 2008 through 2010 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. As of June 30, 2008, the fair value of these contracts was a net loss of $145,773 (net of $92,965 deferred tax). We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

Hedging Volumes

As of July 08, 2008, our hedged volumes for the periods indicated are as follows:

	Three Months Ended March 31	Three Months Ended June 30	Three Months Ended September 30	Three Months Ended December 31	Total Year
2008 Fixed Price Volumnes
Hedged Mcf	6,097,938	11,737,113	12,804,124	12,804,124	43,443,299
Weighted Average Hedge Price/Mcf	$8.39	$9.28	$9.44	$9.44	$9.25

2009 Fixed Price Volumnes
Hedged Mcf	10,670,103	10,631,443	10,670,103	9,884,021	41,855,670
Weighted Average Hedge Price/Mcf	$9.85	$9.73	$9.74	$9.64	$9.74

2010 Fixed Price Volumnes
Hedged Mcf	9,278,351	7,974,227	2,716,495	—	19,969,072
Weighted Average Hedge Price/Mcf	$9.70	$9.54	$10.36	—	$9.73

CNX Gas is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review.

CNX interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 2008, CNX Gas had $84,091 aggregate principal amount of debt outstanding under fixed-rate instruments and $27,000 aggregate principal amount of debt outstanding under variable-rate instruments. CNX Gas’ primary exposure to market risk is for changes in interest rates related to the revolving credit facility, under which there were $27,000 of borrowings outstanding at June 30, 2008. CNX Gas’ revolving credit facility bore interest at a weighted average rate of 4.1% per annum during the six months ended June 30, 2008. Due to the level of borrowings against this facility in the six months ended June 30, 2008, a 100 basis-point increase in the average rate for CNX Gas’ revolving credit facility would not have significantly decreased net income for the period.

All CNX Gas transactions are denominated in U.S. dollars, and, as a result, we do not have any exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. CNX Gas, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that CNX Gas’ disclosure controls and procedures are effective as of June 30, 2008 to ensure that information required to be disclosed by CNX Gas in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The first through seventh paragraphs of Note 7— Commitments and Contingent Liabilities in the notes to the Consolidated Financial Statements included in Part I of this Form 10-Q are incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting (the “Meeting”) of Shareholders of CNX Gas Corporation (the “Company”) was held on April 21, 2008. As of March 14, 2008, the Record Date for the meeting, there were outstanding 150,930,971 voting shares of Common Stock of the Company. There were present, in person or by proxy, at the Meeting, shareholders of record of 148,282,678 shares of Common Stock of the Company entitled to exercise 98.25% of the voting power of the Company in respect of any of the purposes for which the Meeting was called. The shares so represented constituted a quorum of shareholders for purposes of holding a valid Meeting. At the Meeting, the following actions were taken:

a. Election of Directors

The following persons were elected Directors of the Company, each having received the number of votes set opposite his respective name:

Nominee	Votes For	Votes Withheld	% Votes For
Philip W. Baxter	148,084,896	197,782	99.87%
James E. Altmeyer, Sr.	148,032,128	250,550	99.83%
Nicholas J. DeIuliis	148,044,372	238,306	99.84%
Raj K. Gupta	148,085,626	197,052	99.87%
J. Brett Harvey	136,978,080	11,304,598	92.38%
William J. Lyons	137,016,455	11,266,223	92.40%
John R. Pipski	148,085,126	197,552	99.87%
Joseph T. Williams	148,085,626	197,052	99.87%

b. Ratification of Ernst & Young LLP, as independent auditors

The ratification of the selection of Ernst & Young LLP as independent auditors for 2008 was approved, having received 148,253,740 votes in favor of approval, or 99.98% of the votes cast, and 10,781 votes against approval, or 0.01% of the votes cast. There were 18,155 abstentions and 2 broker non-votes on this matter.

ITEM 6.	EXHIBITS

10.1	Separation Agreement and General Release dated as of April 30, 2008 between Mark D. Gibbons and CNX Gas Corporation.*

10.2	Amendment No. 1 to the Master Cooperation and Safety Agreement dated as of May 30, 2008, between CONSOL Energy Inc. and certain of its subsidiaries, on the one hand, and CNX Gas Corporation and certain of its subsidiaries, on the other hand. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100	Form 10-Q for the quarterly period ended June 30, 2008 furnished in XBRL.

(1)	Incorporated by reference from the Current Report on Form 8-K filed by CNX Gas Corporation on June 2, 2008 wherein it was included as Exhibit 10.1.
*	Management compensatory contract or arrangement.

In accordance with SEC Release 33-8238, Exhibits 32.1, 32.2 and 100 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: August 5, 2008

CNX Gas Corporation

By:	/s/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

By:	/s/ WILLIAM J. LYONS
William J. Lyons
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

10.1	Separation Agreement and General Release dated as of April 30, 2008 between Mark D. Gibbons and CNX Gas Corporation.*

10.2	Amendment No. 1 to the Master Cooperation and Safety Agreement dated as of May 30, 2008, between CONSOL Energy Inc. and certain of its subsidiaries, on the one hand, and CNX Gas Corporation and certain of its subsidiaries, on the other hand. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100	Form 10-Q for the quarterly period ended June 30, 2008 furnished in XBRL.

(1)	Incorporated by reference from the Current Report on Form 8-K filed by CNX Gas Corporation on June 2, 2008 wherein it was included as Exhibit 10.1.
*	Management compensatory contract or arrangement.

In accordance with SEC Release 33-8238, Exhibits 32.1, 32.2 and 100 are being furnished and not filed.