Form 10-Q
period 2008-09-30
CNX Gas CORP
filed 2008-11-04
CIK 1335793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of October 17, 2008 is 150,971,636 shares.

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue and Other Income:
Outside Sales	$188,612	$96,222	$494,624	$306,615
Related Party Sales	2,587	2,379	8,035	6,980
Royalty Interest Gas Sales	22,902	10,175	61,921	36,841
Purchased Gas Sales	1,674	821	6,860	3,297
Other Income	1,172	1,134	11,929	6,005

Total Revenue and Other Income	216,947	110,731	583,369	359,738
Costs and Expenses:
Lifting Costs	20,709	8,588	50,176	25,617
Gathering and Compression Costs	23,642	15,283	59,034	46,593
Royalty Interest Gas Costs	21,055	8,543	59,057	31,736
Purchased Gas Costs	1,664	495	6,607	2,987
Other	872	(437)	1,679	1,558
General and Administrative	13,527	12,793	50,701	39,069
Depreciation, Depletion and Amortization	17,803	12,248	50,340	36,325
Interest Expense	2,412	1,221	5,567	3,686

Total Costs and Expenses	101,684	58,734	283,161	187,571

Earnings Before Income Taxes and Minority Interest	115,263	51,997	300,208	172,167
Minority Interest	(312)	—	(670)	—

Earnings Before Income Taxes	115,575	51,997	300,878	172,167
Income Taxes	48,160	20,701	119,287	66,387

Net Income	$67,415	$31,296	$181,591	$105,780

Earnings Per Share:
Basic	$0.45	$0.21	$1.20	$0.70

Dilutive	$0.45	$0.21	$1.20	$0.70

Weighted Average Number of Common Shares Outstanding:
Basic	150,939,418	150,895,233	150,956,753	150,877,067

Dilutive	151,292,158	151,149,432	151,366,746	151,103,827

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited) September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,116	$32,048
Accounts and Notes Receivable:
Trade	64,356	38,680
Related Parties	830	1,022
Other Receivables	6,624	1,406
Recoverable Income Taxes	—	972
Derivatives	77,756	10,711
Other	1,876	3,148

Total Current Assets	154,558	87,987
Property, Plant and Equipment:
Property, Plant and Equipment	1,943,084	1,509,060
Less—Accumulated Depreciation, Depletion and Amortization	301,790	254,154

Total Property, Plant and Equipment—Net	1,641,294	1,254,906
Other Assets:
Investment in Affiliates	25,005	28,284
Derivatives	29,238	—
Other	4,802	9,526

Total Other Assets	59,045	37,810

TOTAL ASSETS	$1,854,897	$1,380,703

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) September 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$69,101	$30,263
Accrued Royalties	22,100	12,896
Accrued Severance Taxes	4,755	2,620
Short-Term Notes Payable	58,200	—
Deferred Income Taxes	28,203	1,269
Accrued Income Taxes	4,219	—
Current Portion of Long-Term Debt	7,563	5,819
Other Current Liabilities	15,443	9,817

Total Current Liabilities	209,584	62,684
Long-Term Debt:
Long-Term Debt	16,430	5,799
Capital Lease Obligations	58,935	61,150

Total Long-Term Debt	75,365	66,949
Deferred Credits and Other Liabilities:
Derivatives	—	1,092
Deferred Income Taxes	259,826	188,415
Asset Retirement Obligations	7,207	3,981
Postretirement Benefits Other Than Pensions	2,896	2,700
Other	33,642	30,965

Total Deferred Credits and Other Liabilities	303,571	227,153
Minority Interest	(1,306)	680

Total Liabilities and Minority Interest	587,214	357,466
Stockholders’ Equity:
Common Stock, $.01 par value; 200,000,000 Shares Authorized, 150,971,636 Issued and Outstanding at September 30, 2008 and 150,915,198 Issued and Outstanding at December 31, 2007	1,510	1,509
Capital in Excess of Par Value	788,782	785,575
Retained Earnings	411,473	229,962
Other Comprehensive Income	65,918	6,191

Total Stockholders’ Equity	1,267,683	1,023,237

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,854,897	$1,380,703

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance—December 31, 2007	$1,509	$785,575	$229,962	$6,191	$1,023,237

(Unaudited)
Net Income	—	—	181,591	—	181,591
Gas Cash Flow Hedge (Net of ($36,962) tax)	—	—	—	59,809	59,809
Amortization of Prior Service Costs and Actuarial Losses (Net of $38 Tax)	—	—	—	(62)	(62)

Comprehensive Income	—	—	181,591	59,747	241,338
Issuance of Common Stock	1	—	—	—	1
Cumulative Effect of FAS 158 Measurement Adoption (Net of $64 tax)	—	—	(80)	(20)	(100)
Stock Options Exercised	—	488	—	—	488
Tax Benefit from Stock Based Compensation	—	184	—	—	184
Amortization of Stock Based Compensation Awards	—	2,535	—	—	2,535

Balance—September 30, 2008	$1,510	$788,782	$411,473	$65,918	$1,267,683

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net Income	$181,591	$105,780
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	50,340	36,325
Stock-based Compensation	2,535	2,417
Change in Minority Interest	(1,670)	—
Deferred Income Taxes	59,908	52,121
Equity in Earnings of Affiliates	(352)	(1,330)
Changes in Operating Assets:
Accounts Receivable	(27,925)	15,758
Related Party Receivable	192	2,745
Other Current Assets	537	1,353
Changes in Other Assets	4,243	2,131
Changes in Operating Liabilities:
Accounts Payable	12,823	(7,190)
Related Party Liability	—	152
Income Taxes	6,006	(771)
Other Current Liabilities	16,877	(332)
Changes in Other Liabilities	1,580	3,170
Other	234	(1,254)

Net Cash Provided by Operating Activities	306,919	211,075

Investing Activities:
Capital Expenditures	(370,180)	(203,967)
Acquisition of Knox Energy	(36,000)	—
Acquisition of Mineral Rights	—	(61,149)
Investment in Equity Affiliates	1,081	(2,259)
Proceeds From Sales of Assets	450	187

Net Cash Used in Investing Activities	(404,649)	(267,188)

Financing Activities:
Capital Lease Payments	(2,058)	(1,912)
Proceeds from Variable Interest Entity Debt	11,984	9,000
Proceeds from Short-Term Borrowings	58,200	—
Exercise of Stock Options	488	220
Tax Benefit from Stock Based Compensation	184	35

Net Cash Provided by Financing Activities	68,798	7,343

Net Decrease in Cash and Cash Equivalents	(28,932)	(48,770)
Cash and Cash Equivalents at Beginning of Period	32,048	107,173

Cash and Cash Equivalents at End of Period	$3,116	$58,403

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1—Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for future periods.

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

Certain reclassifications of 2007 data have been made to conform to the three and nine months ended September 30, 2008 classifications. The reclassifications include classifying equity in earnings of affiliates in other income which was previously reported in other costs and expenses.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (SFAS 123R). The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 20,175 shares and 491,056 shares of common stock were outstanding for the three month period ended September 30, 2008 and 2007, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Options to purchase 6,425 shares and 493,815 shares of common stock were outstanding for the nine month period ended September 30, 2008 and 2007, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Additionally, 4,098 shares of outstanding restricted stock units for the nine month period ending September 30, 2007 were not included in the computation of dilutive earnings per share because the effect would be antidilutive.

There were 781 options and 4,031 options exercised during the three months ended September 30, 2008 and 2007, respectively. The weighted average exercise price per share of the options exercised during both the three months ended September 30, 2008 and 2007 was $16.00. There were 18,079 shares and 13,337 shares of options exercised during the nine months ended September 30, 2008 and 2007, respectively. The weighted average exercise price per share of the options exercised during the nine months ended September 30, 2008 and 2007 was $16.16 and $16.51, respectively.

The computations for basic and dilutive earnings per share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income	$67,415	$31,296	$181,591	$105,780

Average shares of common stock outstanding:
Basic	150,939,418	150,895,233	150,956,753	150,877,067
Effect of stock options	352,740	254,199	409,993	226,760

Diluted	151,292,158	151,149,432	151,366,746	151,103,827

Earnings per share:
Basic	$0.45	$0.21	$1.20	$0.70

Diluted	$0.45	$0.21	$1.20	$0.70

Note 2—Significant Acquisitions:

In July 2008, CNX Gas completed the acquisition of several leases and gas wells from KIS Oil & Gas Inc. for a cash payment of $19,324. The purchase price was principally allocated to property, plant, and equipment. The sales agreement called for the transfer of approximately 5,600 leased acres and 30 oil and gas wells. This acquisition enhanced our acreage position in Northern Appalachia. The pro forma results for this acquisition were not significant to CNX Gas’ financial results.

In June 2008, CNX Gas completed the acquisition of the remaining 50% interest in Knox Energy, LLC not already owned by CNX Gas for a cash payment of $36,000 which was principally allocated to property, plant, and equipment. Prior to the acquisition of the remaining interest, Knox Energy, LLC had been proportionately consolidated into CNX Gas’ financial statements. Knox Energy, LLC is a natural gas production company with operations in Tennessee. The pro forma results for this acquisition were not significant to CNX Gas’ financial results.

In June 2007, CNX Gas entered into a three-way transaction with Peabody Energy and our majority shareholder, CONSOL Energy Inc. (CONSOL or CONSOL Energy), to acquire certain oil and gas, coalbed methane and other gas interests. Pursuant to the transaction, CNX Gas acquired certain coal assets from CONSOL for $45,000 cash plus a future payment with an estimated present value of $6,938, which we approximate to be the fair value of the assets. CNX Gas then exchanged those assets plus $15,000 cash for Peabody’s oil and gas, coalbed methane, and other gas rights to approximately 985,000 acres, including 603,000 acres in the Illinois Basin, 2,000 acres in Central Appalachia, 151,000 acres in Northern Appalachia, 171,000 acres in the San Juan Basin, 47,000 acres in the Powder River Basin, and 11,000 acres in the Rockies. Also included were $1,149 of miscellaneous acquisition costs. Subsequent to September 30, 2007, $628 of additional acquisition costs were paid. This acreage has no proved gas reserves.

Note 3—Pension and Other Postretirement Benefits:

The components of net periodic benefit costs are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Services cost	$81	$65	$242	$195	$33	$31	$99	$93
Interest costs	10	3	30	9	45	35	137	105
Expected return on assets	(6)	—	(18)	1	—	—	—	—
Amortization of prior service costs credit	—	—	—	—	(43)	(43)	(129)	(129)
Amortization of (gain) loss	—	(6)	—	(18)	9	5	27	15

Benefit costs	$85	$62	$254	$187	$44	$28	$134	$84

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

For the three and nine months ended September 30, 2008, there were $332 and $458 in contributions made to the pension plan. CNX Gas presently anticipates contributing a total of approximately $525 to the pension trust in 2008.

CNX Gas does not expect to contribute to the other postretirement benefits plan in 2008. We intend to pay benefit claims as they become due. For the three and nine months ended September 30, 2008, $38 and $115 of post employment benefits have been paid.

Note 4—Income Taxes:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CNX Gas’ effective tax rate:

	For the Nine Months Ended September 30
	2008		2007
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$105,307	35.0%	$60,258	35.0%
Net Effect of state tax	16,278	5.4	7,145	4.1
Other	(2,298)	(0.8)	(1,016)	(0.5)

Income Tax Expense / Effective Rate	$119,287	39.6%	$66,387	38.6%

CNX Gas adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $53 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The total amounts of unrecognized tax benefits as of September 30, 2008 and September 30, 2007 were approximately $5,545 and $3,116, respectively. If these unrecognized tax benefits were recognized, there would be no affect on CNX Gas’ effective tax rate.

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

CNX Gas recognizes interest expense accrued related to unrecognized tax benefits as a component of interest expense. As of September 30, 2008 and September 30, 2007, the Company had accrued interest of approximately $427 and $150, respectively, for interest related to uncertain tax positions. The accrued liabilities for the nine months ended September 30, 2008 and 2007 include $245 and $57, respectively, of interest expense recorded in the Company’s statements of operations related to unrecognized tax benefits.

CNX Gas recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. As of September 30, 2008 and September 30, 2007, no penalties relating to the Company’s unrecognized tax benefits have been accrued.

Note 5—Property, Plant and Equipment:

	September 30, 2008	December 31, 2007
Leasehold Improvements	$1,497	$1,351
Proved Properties	242,522	125,118
Unproved Properties	75,572	81,078
Wells and Related Equipment	202,380	166,468
Intangible Drilling	704,459	531,098
Gathering Assets	705,990	596,171
Asset Retirement Obligations	3,629	1,035
Capitalized Internal Software	7,035	6,741

Total Property, Plant and Equipment	1,943,084	1,509,060
Amortization	(301,790)	(254,154)

Property and Equipment, net	$1,641,294	$1,254,906

Note 6—Short-Term Notes Payable:

In October 2005, CNX Gas entered into a five-year $200,000 unsecured credit agreement. The agreement contains a negative pledge provision, whereby CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. The leverage ratio was 0.32 to 1.00 at September 30, 2008. The facility also includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 76.43 to 1.00 at September 30, 2008. At September 30, 2008, the CNX Gas credit agreement had $58,200 of borrowings outstanding and $14,933 of letters of credit outstanding, leaving $126,867 of capacity available for borrowings and the issuance of letters of credit.

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

CNX Gas is a party to a case captioned GeoMet Operating Company, Inc. and Pocahontas Mining Limited Liability Company v. CNX Gas Company LLC in the Circuit Court for Buchanan County, Virginia (Case No. 337-06), filed in 2006. CNX Gas has a coal seam gas lease with Pocahontas Mining in southwest Virginia and southern West Virginia. With the agreement of Pocahontas Mining, GeoMet constructed a pipeline on the property. CNX Gas sought a judicial determination that, under the terms of the lease, CNX Gas has the exclusive right to construct and operate pipelines on the property. On May 23, 2007, the circuit court entered an order granting CNX Gas’ motion for summary judgment against GeoMet and Pocahontas Mining. The order provided that CNX Gas has exclusive rights to construct and operate pipelines on the property and prohibited GeoMet from owning, operating or maintaining its pipeline on the property. GeoMet filed an appeal to the Virginia Supreme Court which, on September 12, 2008, reversed the Circuit Court’s decision, holding that CNX Gas’ right to construct and operate pipelines on the property is not an exclusive right, but that Pocahontas Mining and GeoMet may not use the property in a manner that affects CNX Gas’ exercise of its stated lease rights or causes CNX Gas to suffer any inconvenience or other difficulty in its exercise of those rights. The Supreme Court remanded the case to the Circuit Court for further proceedings consistent with its decision. We do not believe that CNX Gas has any exposure for damages in this matter.

On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company, a subsidiary of CONSOL Energy, in the Circuit Court for the County of Tazewell, Virginia (Case No. CL07000065-00). The lawsuit alleged that CNX Gas conspired with Island Creek and has violated the Virginia Antitrust Act and tortuously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. CNX Gas and Island Creek filed motions to dismiss all counts of the complaint. On December 19, 2007, the court granted CNX Gas’ and Island Creek’s motions to dismiss all counts, with leave for GeoMet to file an amended complaint. On March 31, 2008, GeoMet filed an amended complaint. The amended complaint is again against CNX Gas and Island Creek, but it added CONSOL Energy and Cardinal States Gathering Company as additional defendants. The amended complaint restates allegations that CNX Gas, Island Creek and now CONSOL Energy and Cardinal States Gathering Company violated the Virginia Antitrust Act and tortuously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. The amended complaint seeks injunctive relief, compensatory damages of $385,600 and treble damages. CNX Gas continues to believe this lawsuit to be without merit and intends to vigorously defend it. CNX Gas’ action seeking to dismiss GeoMet’s complaint is pending. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.

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

In 1999, CNX Gas was named in a suit brought by a group of royalty owners that lease gas development rights to CNX Gas in southwest Virginia. The suit alleged the underpayment of royalties to the group of royalty owners. The claim of underpayment of royalties related to the interpretation of permissible deductions from production revenues upon which royalties are calculated. The deductions at issue relate to post-production expenses of gathering, compression and transportation. CNX Gas was ordered to pay, and subsequently paid, damages to the group of royalty owners that brought the suit. A final payment was subsequently made to the plaintiffs to adjust all royalties owed to the plaintiffs for subsequent periods, which effectively settled this case. CNX Gas recognized an estimated liability for other similarly situated plaintiffs who could bring similar claims. This amount is included in Other Liabilities on the balance sheet and is evaluated quarterly. CNX Gas believes that the final resolution of this matter will not have a material effect on our financial position, results of operations or cash flows.

At September 30, 2007, CNX Gas has provided financial guarantees and letters of credit to certain third parties as described by major category in the following table. These amounts represent the maximum potential total of future payments that we could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. CNX Gas management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 years
Letters of Credit	$14,933	$14,913	$20	$—	$—
Surety Bonds:
Environmental	$1,634	$1,634	$—	$—	$—
Other	2,313	2,263	50	—	—

Total Surety Bonds	$3,947	$3,897	$50	$—	$—
Other:
Guarantees	$34,172	$34,172	$—	$—	$—

Total Commitments	$53,052	$52,982	$70	$—	$—

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

Note 8—Comprehensive Income:

Total comprehensive income, net of tax, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income	$67,415	$31,296	$181,591	$105,780
Amortization of prior service costs and actuarial loss	(20)	(26)	(62)	(79)
Gas Cash Flow Hedge	210,686	7,875	59,809	6,549

Total comprehensive income	$278,081	$39,145	$241,338	$112,250

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

The financial assets and (liabilities) measured at fair value on a recurring basis are summarized below:

Description	Fair Value Measurements at September 30, 2008
	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Gas Cash Flow Hedges	$—	$106,994	$—

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

The carrying amounts and fair values of financial instruments for which SFAS 159 was not elected are as follows:

	September 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$3,116	$3,116	$32,048	$32,048
Short-term notes payable	$(58,200)	$(58,200)	$—	$—
Long-term debt	$(20,834)	$(17,453)	$(8,850)	$(7,951)

Note 10—Variable Interest:

In a prior year, CNX Gas entered into a business relationship with a contractor to perform CNX Gas’ well drilling requirements primarily in Northern Appalachia. CNX Gas is the primary customer of the contractor. In addition, CNX has guaranteed up to $7,000 of a loan agreement between the contractor and Huntington National Bank dated March 28, 2008. Under FASB Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51,” the contractor is a variable interest entity and CNX Gas is the primary beneficiary even though CNX Gas has no financial ownership. Therefore, CNX Gas has consolidated the contractor into the Consolidated Financial Statements. At September 30, 2008, the contractor has a carrying value of property, plant and equipment of $18,834 and total assets of $23,987, with related debt of $20,834 and total liabilities of $21,808.

Note 11—Segment Information:

The principal activity of CNX Gas is to produce methane gas for sale primarily to gas wholesalers. In the current year, CNX Gas implemented a new internal segment reporting method to align segment results to how management assesses the operations. As a result, some charges that were previously reflected in Central Appalachia and Northern Appalachia segments have been reclassified to the Other segment. Also, some corporate charges that were previously reflected in the Central Appalachia and Northern Appalachia segment are now reported as Corporate items and reflected in the reconciliation between Segment Earnings (Loss) Before Income Tax to Total Earnings (Loss) Before Income Tax. CNX Gas has three reportable segments: Central Appalachia, Northern Appalachia and Other. Each of these reportable segments includes a number of operating segments. For the three and nine months ended September 30, 2008, the Central Appalachia segment includes the following operating segments: Virginia Operations, Cardinal States Gathering, Hokie, Knox Energy and Bluegrass. For the three and nine months ended September 30, 2008, the Northern Appalachia segment includes the following operating segments: Mountaineer, Nittany and Panther. The Other segment includes other plays that fall outside the reported geographic areas and various other activities assigned to operations but not allocated to an individual operating segment. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses.

Reportable segment results for the three months ended September 30, 2008 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$154,647	$32,413	$1,552	$188,612	$—	$188,612
Sales—related parties	2,582	5	—	2,587	—	2,587
Sales—royalty interest gas	22,072	830	—	22,902	—	22,902
Sales—purchased gas	1,616	58	—	1,674	—	1,674
Other revenue	211	36	581	828	344	1,172

Total Revenue and Other Income	$181,128	$33,342	$2,133	$216,603	$344	$216,947

Earnings Before Income Taxes	$104,370	$12,848	$1,014	$118,232	$(2,657)	$115,575

Segment assets	$1,297,829	$452,907	$75,989	$1,826,725	$28,172	$1,854,897

Depreciation, depletion and amortization	$13,787	$3,132	$884	$17,803	$—	$17,803

Capital expenditures	$64,736	$104,816	$822	$170,374	$—	$170,374

Reportable segment results for the three months ended September 30, 2007 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$87,551	$8,619	$52	$96,222	$—	$96,222
Sales—related parties	2,369	10	—	2,379	—	2,379
Sales—royalty interest gas	10,166	9	—	10,175	—	10,175
Sales—purchased gas	821	—	—	821	—	821
Other revenue	219	—	11	230	904	1,134

Total Revenue and Other Income	$101,126	$8,638	$63	$109,827	$904	$110,731

Earnings Before Income Taxes (A)	$55,547	$(232)	$(401)	$54,914	$(2,917)	$51,997

Segment assets (B)	$998,644	$170,382	$67,918	$1,236,944	$83,180	$1,320,124

Depreciation, depletion and amortization	$9,923	$1,612	$713	$12,248	$—	$12,248

Capital expenditures	$34,157	$36,445	$2,611	$73,213	$—	$73,213

(A)	Includes equity in earnings (loss) of unconsolidated affiliates of $650 for Central Appalachia.
(B)	Includes investments in unconsolidated affiliates of $31,095 for Central Appalachia.

Reportable segment results for the nine months ended September 30, 2008 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$415,372	$77,541	$1,711	$494,624	$—	$494,624
Sales—related parties	8,010	25	—	8,035	—	8,035
Sales—royalty interest gas	61,904	17	—	61,921	—	61,921
Sales—purchased gas	6,802	58	—	6,860	—	6,860
Other revenue	9,704	80	1,669	11,453	476	11,929

Total Revenue and Other Income	$501,792	$77,721	$3,380	$582,893	$476	$583,369

Earnings Before Income Taxes (C)	$281,791	$32,295	$1,521	$315,607	$(14,729)	$300,878

Segment assets	$1,297,829	$452,907	$75,989	$1,826,725	$28,172	$1,854,897

Depreciation, depletion and amortization	$41,546	$7,899	$895	$50,340	$—	$50,340

Capital expenditures	$185,195	$216,778	$4,207	$406,180	$—	$406,180

(C)	Includes equity in earnings (loss) of unconsolidated affiliates of $223 for Central Appalachia.

Reportable segment results for the nine months ended September 30, 2007 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$285,982	$20,575	$58	$306,615	$—	$306,615
Sales—related parties	6,940	40	—	6,980	—	6,980
Sales—royalty interest gas	36,759	82	—	36,841	—	36,841
Sales—purchased gas	3,297	—	—	3,297	—	3,297
Other revenue	2,580	—	46	2,626	3,379	6,005

Total Revenue and Other Income	$335,558	$20,697	$104	$356,359	$3,379	$359,738

Earnings Before Income Taxes (D)	$184,111	$(3,694)	$(1,127)	$179,290	$(7,123)	$172,167

Segment assets (E)	$998,644	$170,382	$67,918	$1,236,944	$83,180	$1,320,124

Depreciation, depletion and amortization	$31,096	$4,516	$713	$36,325	$—	$36,325

Capital expenditures	$113,898	$80,672	$70,546	$265,116	$—	$265,116

(D)	Includes equity in earnings (loss) of unconsolidated affiliates of $1,313 for Central Appalachia.
(E)	Includes investments in unconsolidated affiliates of $31,095 for Central Appalachia.

Reconciliation of Segment Information to Consolidated Amounts

Earnings Before Income Taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Segment earnings before income taxes for total reportable business segments	$118,232	$54,914	$315,607	$179,290
Equity in earnings (losses) of Buchanan Generation	236	276	129	17
Incentive Compensation	(2,550)	(1,013)	(6,053)	(2,497)
Compensation from restricted stock unit grants, stock option expense and performance share unit expense	2,495	(1,352)	(2,911)	(4,419)
Bank fees	(129)	(236)	(674)	(715)
Interest income (expense), net	(2,709)	(592)	(5,220)	491

Earnings before income taxes	$115,575	$51,997	$300,878	$172,167

Total Assets:

	September 30,
	2008	2007
Segment assets for total reportable business segments	$1,826,725	$1,236,944
Items excluded from segment assets:
Cash and other investments	3,167	58,403
Investment in Buchanan Generation	25,005	24,777

Total Consolidated Assets	$1,854,897	$1,320,124

Note 12—Recent Accounting Pronouncements:

In May 2008, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Statement 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect this guidance to have a significant impact on CNX Gas.

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

Operations and Outlook

CNX Gas had production (net of royalty and line loss) of 19.7 billion cubic feet (Bcf), or 213.7 million cubic feet (MMcf) per day, for the quarter ended September 30, 2008. This was 38% higher than the 14.3 Bcf, or 156.0 MMcf per day, for the quarter ended September 30, 2007. It was also higher than the 18.8 Bcf produced in the quarter ended June 30, 2008. For the nine months ended September 20, 2008, production was 54.3 Bcf, compared to production of 43.4 Bcf in the nine months ended September 30, 2007.

CNX Gas drilled 84 coalbed methane wells in its Virginia operating segment in the third quarter, excluding gob wells. For the first nine months 242 coalbed methane wells were drilled. Virginia operations also continued its workover program to boost production from its existing wells, resulting in legacy frac production (from wells online prior to January 1, 2007) increasing by 0.5 Bcf in the three months ended September 30, 2008, when compared to the year-earlier quarter. Additional gains came from bringing wells online more quickly after they had been drilled. CNX Gas expects to drill 300 wells in Virginia in 2008.

CNX Gas drilled 33 coal bed methane wells in its Mountaineer operating segment during the quarter. For the first nine months, 85 coalbed methane wells were drilled. During the quarter, Mountaineer operations brought online another satellite gas processing facility, in Marshall County, West Virginia. CNX Gas expects to drill 100 horizontal coalbed methane wells in Mountaineer in 2008.

CNX Gas drilled 29 coalbed methane wells in its Nittany operating segment during the third quarter and 75 coalbed methane wells in the first nine months. CNX Gas expects to drill 100 coalbed methane wells in the Nittany operating segment in 2008.

In the Marcellus Shale during the third quarter, CNX Gas drilled its first and second horizontal wells in southwestern Pennsylvania. The first horizontal well cost $6 million and was stimulated with a five-stage slickwater frac. The second horizontal well has been drilled and is currently awaiting fracing. Its cost, before fracing, has been $2.8 million. CNX Gas will keep one horizontal rig and one vertical rig running in the Marcellus Shale for the remainder of the year.

In the Chattanooga Shale, CNX Gas drilled three horizontal wells in the quarter, bringing the yearly total to seven, and the project total to eight. The latest well was drilled and completed for only $0.9 million. No wells were connected during the third quarter. Two conventional wells were also drilled in Tennessee in the third quarter. CNX Gas has two rigs drilling in the Chattanooga Shale for the remainder of the year in the areas that have shown better initial results.

In the Huron Shale during the third quarter, CNX Gas drilled one additional horizontal well in eastern Kentucky. A total of two Huron wells have been drilled in 2008. CNX Gas is building out gathering and compression in this area, with an expected in-service date of March 2009.

In the Illinois Basin, current plans are to emphasize exploring in the shallower conventional formations above the New Albany Shale until results are available from the shale consortium the company joined. CNX Gas is currently recompleting three shale wells to test shallow oil potential in both Kentucky and Indiana. Two offsets will be drilled to a shallow oil well that was drilled in the second quarter. Two new shallow wells will also be drilled. The Benoist and Tar Springs are the targeted zones.

During the third quarter, CNX Gas employees worked another quarter without incurring a lost time incident. This raises the cumulative time worked by employees without a lost time incident to 3.3 million hours, with the last incident in June 1994.

CNX Gas continued to add to its acreage position in the quarter. Gross acres crossed the four million mark, and now stand at 4.1 million. On a net basis, CNX Gas controls 3.6 million acres. The bulk of the acres recently acquired were coalbed methane acres in Northern and Central Appalachia. The company’s shale acreage position did not increase significantly from the period ended June 30, 2008.

CONSOL Energy continues to beneficially own approximately 81.7% of our outstanding common stock, as such CNX Gas’ financial statements are consolidated into CONSOL Energy’s financial statements.

Results of Operations

Three Months Ended September 30, 2008 compared with Three Months Ended September 30, 2007

(Amounts reported in millions)

Net Income

Net income changed primarily due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$189	$96	$93	96.9%
Related Party Sales	2	2	—	—
Royalty Interest Gas Sales	23	10	13	130.0%
Purchased Gas Sales	2	2	—	—
Other Income	1	1	—	—

Total Revenue and Other Income	217	111	106	95.5%
Costs and Expenses:
Lifting Costs	21	9	12	133.3%
Gathering and Compression Costs	24	15	9	60.0%
Gas Royalty Interest Costs	21	9	12	133.3%
Purchased Gas Costs	2	—	2	100.0%
Other	1	—	1	100.0%
General and Administrative	13	13	—	—
Depreciation, Depletion and Amortization	18	12	6	50.0%
Interest Expense	2	1	1	100.0%

Total Costs and Expenses	102	59	43	72.9%
Earnings Before Income Taxes and Minority Interest	115	52	63	121.2%
Minority Interest	—	—	—	—

Earnings Before Income Taxes	115	52	63	121.2%
Income Tax Expense	48	21	27	128.6%

Net Income	$67	$31	$36	116.1%

Net income for the quarter was higher primarily due to higher average sales prices and higher production, offset, in part, by increased costs as discussed below.

Revenue and Other Income

Revenue and other income increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$189	$96	$93	96.9%
Related Party Sales	2	2	—	—
Royalty Interest Gas Sales	23	10	13	130.0%
Purchased Gas Sales	2	2	—	—
Other Income	1	1	—	—

Total Revenue and Other Income	$217	$111	$106	95.5%

Outside sales and related party sales, combined, increased due primarily to higher average sales prices received and higher volumes of gas sold.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	19.7	14.3	5.4	37.8%
Average Sales Price Per thousand cubic feet	$9.73	$6.87	$2.86	41.6%

The increase in average sales price is the result of CNX Gas realizing general market price increases in the period-to-period comparison. CNX Gas periodically enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These financial hedges represented approximately 12.8 Bcf of our produced gas sales volumes for the three months ended September 30, 2008 at an average price of $9.44 per Mcf. In the prior year, these financial hedges represented approximately 4.7 Bcf at an average price of $8.00 per Mcf. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

	2008 Period	2007 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	2.4	1.8	0.6	33.3%
Average Sales Price Per thousand cubic feet	$9.71	$5.81	$3.90	67.1%

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2008 Period	2007 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.2	0.1	0.1	100.0%
Average Sales Price Per thousand cubic feet	$10.20	$6.13	$4.07	66.4%

Purchased gas sales volumes represent volumes of gas we sold at market prices that were purchased from third-party producers.

Other income consists of the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Third party gathering revenue	$1	$—	$1	100.0%
Interest income	—	1	(1)	(100.0)%

Total other income	$1	$1	$—	—

Third-party gathering revenue increased $1 million in the 2008 period due primarily to higher third party volumes being transported on CNX Gas gathering lines.

Interest income decreased $1 million as a result of the lower average cash balances throughout the 2008 period compared to the 2007 period. Lower cash balances are the result of additional capital expenditures related to the expanded drilling program and higher acquisition costs for additional gas acreage.

Costs and Expenses

Costs and Expenses increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Costs and Expenses:
Lifting Costs	$21	$9	$12	133.3%
Gathering and Compression	24	15	9	60.0%
Royalty Interest Gas Costs	21	9	12	133.3%
Purchased Gas	2	—	2	100.0%
Other	1	—	1	100.0%
General and Administrative	13	13	—	—
Depreciation, Depletion and Amortization	18	12	6	50.0%
Interest Expense	2	1	1	100.0%

Total Cost of Goods Sold	$102	$59	$43	72.9%

Lifting costs have increased due to higher average unit costs and higher volumes of gas sold.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	19.7	14.3	5.4	37.8%
Average Lifting Costs Per thousand cubic feet	$1.06	$0.60	$0.46	76.7%

Average lifting costs per unit increased in the 2008 period as a result of several factors. Water disposal costs increased $0.10 per thousand cubic feet due to additional volumes of water produced by CNX Gas wells in the 2008 period compared to the 2007 period. Severance taxes, which are included in lifting costs, have increased $0.10 per thousand cubic feet due to the higher average sales prices. Repairs and maintenance costs have increased $0.09 per thousand cubic feet due to higher material expenses and higher contract labor expenses. Well closing costs increased $0.06 per thousand cubic feet in the 2008 period related to adjustments in the 2007 period related to well lives which resulted in a reduction to expense. Well service costs have also increased by $0.05 per thousand cubic feet due to additional work on existing wells in order to slow down expected rates of decline. Other costs increased $0.06 per thousand cubic feet for various items that occurred throughout both periods, none of which were individually material.

The increase in gathering and compression was attributable to higher volumes produced and higher average unit costs during the 2008 period compared to the 2007 period.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	19.7	14.3	5.4	37.8%
Average Gathering Costs Per thousand cubic feet	$1.20	$1.07	$0.13	12.1%

The increase in average gathering and compression unit costs was attributable to higher power costs and higher fuel costs, offset, in part, by lower repairs and maintenance costs. Power and fuel costs increased $0.14 per thousand cubic feet due to additional compressors being placed in service along the existing gathering systems in order to flow gas more efficiently. Other costs increased $0.04 per thousand cubic feet due to various items that occurred throughout both periods, none of which are individually significant. These impairments in unit costs were offset, in part, by lower repair and maintenance costs per unit sold. Dollars spent for repairs and maintenance of the gathering and compression system have remained consistent in the period-to-period comparison; therefore, additional volumes gathered and transported have lowered the related unit costs for these components by approximately $0.05 per thousand cubic feet.

	2008 Period	2007 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	2.4	1.8	0.6	33.3%
Average Cost Per thousand cubic feet	$8.93	$4.88	$4.05	83.0%

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in market prices, contractual differences among leases and the mix of average and index prices used in calculating royalties contributed to the year-to-date period-to-period change.

	2008 Period	2007 Period	Variance	Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.2	0.1	0.1	100.0%
Average Cost Per thousand cubic feet	$9.23	$4.76	$4.47	93.9%

Purchased gas sales volumes represent volumes of gas purchased from third-party producers that we sell. Purchased gas volumes sold also reflect the impact of pipeline imbalances. The higher average cost per thousand cubic feet is due to overall price increases and contractual differences among customers in the period-to-period comparison.

Other costs and expenses increased $1 million due to various transactions that occurred throughout the period, none of which were individually material.

General and Administrative expenses remained consistent in the period-to-period comparison.

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Short-term incentive compensation	$3	$1	$2	200.0%
Wages and salaries	5	3	2	66.7%
Professional services	3	2	1	50.0%
Stock-based compensation	(2)	2	(4)	(200.0)%
Other	4	5	(1)	(20.0)%

Total Selling, General and Administrative	$13	$13	$—	—

The short-term incentive compensation program is designed to increase compensation to eligible employees when CNX Gas reaches predetermined targets for production, unit cost and safety. Incentive compensation expense increased approximately $2 million in the period-to-period comparison due to improved performance relative to targets.

Employee wages and salaries have increased $2 million primarily due to the additional staffing added as a result of the on-going growth of the company.

Professional services have increased $1 million primarily due to various administrative projects, which have occurred throughout both periods, none of which are individually significant.

Stock-based compensation has decreased $4 million primarily due to the performance share program reduction in costs. These reductions in cost are related to the decrease in the market price of CNX Gas common stock in the 2008 period.

The $1 million decrease in other miscellaneous costs is related to various transactions which occurred in both periods, none of which were individually material.

Depreciation, depletion and amortization have increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Production	$13	$8	$5	62.5%
Gathering	5	4	1	25.0%

Total Depreciation, Depletion and Amortization	$18	$12	$6	50.0%

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

Gathering depreciation, depletion and amortization is recorded using the straight-line method and increased $1 million due to assets placed in service after the 2007 period.

Interest expense increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Revolver	$1	$—	$1	100.0%
Capitalized lease	1	1	—	—

Total Interest Expense	$2	$1	$1	100.0%

Interest expense increased in the period-to-period comparison due to outstanding principal on the revolving credit facility. There were no outstanding principal amounts on the facility in the 2007 period.

Interest on capitalized leases remained consistent in the period-to-period comparison.

Minority Interest

Minority interest relates to a variable interest entity in which CNX Gas holds no ownership interest.

Income Taxes

	2008 Period	2007 Period	Variance	Percentage Change
Earnings Before Income Taxes	$115	$52	$63	$121.2%
Tax Expense	$48	$21	$27	$128.6%
Effective Income Tax Rate	41.7%	39.8%	1.9%

CNX Gas’ effective tax rate increased in the period-to-period comparison primarily due to changes in the net effect of state income taxes. See Note 4 – Income Taxes of the Consolidated Financial Statements for additional details.

Nine Months Ended September 30, 2008 compared with Nine Months Ended September 30, 2007

(Amounts reported in millions)

Net Income

Net income changed primarily due to the following items:

	Year to Date 2008 Period	Year to Date 2007 Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$495	$307	$188	61.2%
Related Party Sales	8	7	1	14.3%
Royalty Interest Gas Sales	62	37	25	67.6%
Purchased Gas Sales	7	3	4	133.3%
Other Income	11	6	5	83.3%

Total Revenue and Other Income	583	360	223	61.9%
Costs and Expenses:
Lifting Costs	50	26	24	92.3%
Gathering and Compression Costs	59	47	12	25.5%
Gas Royalty Interest Costs	59	32	27	84.4%
Purchased Gas Costs	7	3	4	133.3%
Other	1	1	—	—
General and Administrative	51	39	12	30.8%
Depreciation, Depletion and Amortization	50	36	14	38.9%
Interest Expense	6	4	2	50.0%

Total Costs and Expenses	283	188	95	50.5%

Earnings Before Income Taxes and Minority Interest	300	172	128	74.4%
Minority Interest	1	—	1	100.0%

Earnings Before Income Taxes	301	172	129	75.0%
Income Taxes	119	66	53	80.3%

Net Income	$182	$106	$76	71.7%

Net income for the nine months ended September 30, 2008 was higher than the nine months ended September 30, 2007 primarily due to higher average sales prices and higher production volumes, offset, in part, by increased costs as discussed below.

Revenue and Other Income

Revenue and other income increased due to the following items:

	Year to Date 2008 Period	Year to Date 2007 Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$495	$307	$188	61.2%
Related Party Sales	8	7	1	14.3%
Royalty Interest Gas Sales	62	37	25	67.6%
Purchased Gas Sales	7	3	4	133.3%
Other Income	11	6	5	83.3%

Total Revenue and Other Income	$583	$360	$223	61.9%

Outside sales and related party sales, combined, increased due primarily to higher average sales prices received and higher volumes of gas sold.

	Year to Date 2008 Period	Year to Date 2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	54.3	43.4	10.9	25.1%
Average Sales Price Per thousand cubic feet	$9.25	$7.22	$2.03	28.1%

The increase in average sales price is the result of CNX Gas realizing general market price increases in the year-to-date period-to-period comparison. CNX Gas periodically enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These financial hedges represented approximately 30.6 Bcf of our produced gas sales volumes for the nine months ended September 30, 2008 at an average price of $9.17 per Mcf. In the prior year, these financial hedges represented approximately 12.7 Bcf at an average price of $7.95 per Mcf. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

	Year to Date 2008 Period	Year to Date 2007 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	6.1	5.4	0.7	13.0%
Average Sales Price Per thousand cubic feet	$10.07	$6.77	$3.30	48.7%

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in market prices, contractual differences among leases and the mix of average and index prices used in calculating royalties contributed to the year-to-date period-to-period change.

	Year to Date 2008 Period	Year to Date 2007 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.7	0.5	0.2	40.0%
Average Sales Price Per thousand cubic feet	$9.22	$6.90	$2.32	33.6%

Purchased gas sales volumes represent volumes of gas we sold at market prices that were purchased from third-party producers, less our gathering fees.

Other income consists of the following items:

	Year to Date 2008 Period	Year to Date 2007 Period	Dollar Variance	Percentage Change
Insurance settlements	$8	$—	$8	100.0%
Timber income	1	—	1	100.0%
Legal settlements	1	—	1	100.0%
Third party gathering revenue	1	1	—	—
Interest income	—	3	(3)	(100.0)%
Equity in earnings of affiliates	—	1	(1)	(100.0)%
Other miscellaneous	—	1	(1)	(100.0)%

Total other income	$11	$6	$5	83.3%

CNX Gas received $8 million of proceeds from its insurance carrier as final settlement of the insurance claim related to the July 2007 Buchanan Mine event which idled the mine. The $8 million represents business interruption coverage.

Timber income increased $1 million in the year-to-date 2008 period due primarily to a sale which occurred in February 2008. No assurance can be given that another sale will occur in the future.

A litigation settlement with a royalty holder in the year-to-date 2008 period resulted in approximately $1 million of income.

Third-party gathering revenue remained consistent in the period-to-period comparison.

Interest income decreased $3 million as a result of the lower average cash balance throughout the year-to-date 2008 period compared to the year-to-date 2007 period. Lower cash balances are the result of the June 2007 acquisition of Peabody’s oil and gas interests, additional capital expenditures related to the expanded drilling program, as well as acquisition costs for additional gas acreage.

Equity in earnings of affiliates decreased due to the acquisition in June 2008 of the remaining interest in Knox Energy LLC. Prior to December 31, 2007, Knox Energy LLC was accounted for using the equity method of accounting.

Other miscellaneous income decreased $1 million due to various transactions which occurred throughout both periods, none of which were individually material.

Costs and Expenses

Costs and expenses increased due to the following items:

	Year to Date 2008 Period	Year to Date 2007 Period	Dollar Variance	Percentage Change
Costs and Expenses:
Lifting Costs	$50	$26	$24	92.3%
Gathering and Compression	59	47	12	25.5%
Royalty Interest Gas Costs	59	32	27	84.4%
Purchased Gas	7	3	4	133.3%
Other	1	1	—	—
General and Administrative	51	39	12	30.8%
Depreciation, Depletion and Amortization	50	36	14	38.9%
Interest Expense	6	4	2	50.0%

Total Cost of Goods Sold	$283	$188	$95	50.5%

Lifting costs increased due to higher unit costs and higher volumes sold.

	Year to Date 2008 Period	Year to Date 2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	54.3	43.4	10.9	25.1%
Average Lifting Costs Per thousand cubic feet	$0.92	$0.59	$0.33	55.9%

Average lifting costs per unit sold increased in the current year as a result of higher well closing costs, higher severance taxes, higher water disposal costs, higher well service costs and higher repairs and maintenance costs. Well closing costs were impaired $0.06 per thousand cubic feet in the period-to-period comparison. Well closing liabilities were adjusted in the year-to-date 2007 period to reflect longer well lives than were previously estimated. This adjustment resulted in a reduction to expense. The adjustments to well closing liabilities were insignificant in the 2008 year-to-date period. Severance taxes per unit sold were $0.06 per thousand cubic feet sold higher in the 2008 period. The increase in severance tax was attributable to the higher average sale prices for gas. Water disposal costs have increased $0.05 per thousand cubic feet due to additional volumes of water produced by CNX Gas wells. Well service costs per unit have increased $0.04 per thousand cubic feet in the year-to-date period-to-period comparison due to additional work on existing wells in order to slow down expected rates of decline. Repairs and maintenance costs have increased $0.04 per thousand cubic feet due to higher material costs and higher contract labor costs. Other costs have also increased by $0.08 for various items which occurred throughout both periods, none of which were individually material.

	Year to Date 2008 Period	Year to Date 2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	54.3	43.4	10.9	25.1%
Average Gathering Costs Per thousand cubic feet	$1.09	$1.07	$0.02	1.9%

The increase in average gathering and transportation unit costs was attributable to a $0.05 per thousand cubic feet increase in fuel costs, a $0.03 per thousand cubic feet increase in compressor costs and a $0.03 per thousand cubic feet increase in other costs. These cost increases were offset, in part, by a $0.05 per thousand cubic feet reduction in maintenance expense and a $0.04 per thousand cubic feet reduction in firm transportation charges. Higher fuel and higher compression expenses per unit were related to additional compressors being placed in service along the existing gathering systems in order to flow gas more efficiently. Higher other charges were related to various items incurred throughout both periods, none of which were individually material. These impairments in costs were offset, in part, by lower unit costs for repairs and maintenance and firm transportation. Dollars spent for maintenance and firm transportation have remained fairly consistent in the year-to-date period-to-period comparison; therefore, additional volumes gathered and transported have lowered the related unit costs for these components.

	Year to Date 2008 Period	Year to Date 2007 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	6.1	5.4	0.7	13.0%
Average Costs Per thousand cubic feet	$9.61	$5.83	$3.78	64.8%

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in volumes and price relates to the volatility and contractual differences among leases, the mix of average and index prices used in calculating royalties, and the actualization of advanced royalty payments.

	Year to Date 2008 Period	Year to Date 2007 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.8	0.5	0.3	60.0%
Average Costs Per thousand cubic feet	$8.69	$6.09	$2.60	42.7%

Purchased gas sales volumes represent volumes of gas purchased from third-party producers, less our gathering fees, that we sell at market prices. Purchased gas volumes also include the impact of pipeline imbalances. The higher average cost per thousand cubic feet is due to overall price increases and contractual differences among customers in the year-to-date period-to-period comparison.

Other costs and expenses remained consistent in the period-to-period comparison.

General and Administrative expenses increased due to the following items:

	Year to Date 2008 Period	Year to Date 2007 Period	Dollar Variance	Percentage Change
Short-term incentive compensation	$6	$2	$4	200.0%
Wages and salaries	12	9	3	33.3%
Professional services	12	10	2	20.0%
Stock-based compensation	3	4	(1)	(25.0)%
Other	18	14	4	28.6%

Total General and Administrative	$51	$39	$12	30.8%

The short-term incentive compensation program is designed to increase compensation to eligible employees when CNX Gas reaches predetermined targets for production, unit cost and safety. Incentive compensation expense increased $4 million, when compared to the prior year, due to improved performance relative to the targets.

Employee wages and salaries have increased $3 million due to the additional staffing added as a result of the on-going growth of the company.

Professional services have increased $2 million primarily due to fees related to completing registration of emission offset credits on the Chicago Climate Exchange. Professional services also increased due to various administrative projects which have occurred throughout both periods, none of which were individually significant.

Stock-based compensation has decreased $1 million primarily due to the performance share program reductions of cost. The reductions of cost are related to the decrease in the market price of CNX Gas common stock in the year-to-date 2008 period. This reduction was offset, in part, by additional awards granted subsequent to the 2007 period.

The $4 million increase in other costs is related to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization have increased due to the following items:

	Year to Date 2008 Period	Year to Date 2007 Period	Dollar Variance	Percentage Change
Production	$35	$22	$13	59.1%
Gathering	14	13	1	7.7%
Other	1	1	—	—

Total Depreciation, Depletion and Amortization	$50	$36	$14	38.9%

The $13 million increase in production-related depreciation, depletion and amortization was primarily due to higher volumes combined with an increase in the units of production rates in the year-to-date period-to-period comparison. These rates increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves.

Gathering depreciation, depletion and amortization is recorded using the straight-line method and increased $1 million due to additional assets placed in service after the year-to-date 2007 period.

Other depreciation remained consistent in the year-to-date period-to-period comparison.

Interest expense increased due to the following items:

	Year to Date 2008 Period	Year to Date 2007 Period	Dollar Variance	Percentage Change
Variable interest entity	$1	$—	$1	100.0%
Revolver	1	—	1	100.0%
Capitalized lease	3	4	(1)	(25.0)%
Miscellaneous	1	—	1	100.0%

Total Interest Expense	$6	$4	$2	50.0%

Our variable interest entity incurred debt during the year-to-date 2008 period, which correspondingly increased the related interest expense by $1 million.

Interest expense increased $1 million in the year-to-date period-to-period comparison due to outstanding principal on the revolving credit facility. There were no outstanding principal amounts on the facility in the year-to-date 2007 period.

Interest on capitalized leases decreased $1 million in the year-to-date period-to-period comparison primarily as a result of lower outstanding principal balances. Lower outstanding principal balances are the result of scheduled payments.

Miscellaneous interest expense increased $1 million due to various transactions which occurred throughout the period, none of which are individually significant.

Minority Interest

Minority interest relates to a variable interest entity in which CNX Gas holds no ownership interest.

Income Taxes

	Year to Date 2008 Period	Year to Date 2007 Period	Variance	Percentage Change
Earnings Before Income Taxes	$301	$172	$129	75.0%
Tax Expense	$119	$66	$53	80.3%
Effective Income Tax Rate	39.6%	38.6%	1.0%

CNX Gas’ effective tax rate increased in the period-to-period comparison primarily due to changes in the net effect of state income taxes. See Note 4—Income Taxes of the Consolidated Financial Statements for additional details.

Liquidity and Capital Resources

CNX Gas has satisfied its working capital requirements and funded its capital expenditures with cash from operations and its $200 million credit facility. Our credit agreement provides for a revolving credit facility with an initial aggregate outstanding principal amount of up to $200 million (with the ability to request an increase in the aggregate outstanding principal amount up to $300 million), including borrowings and letters of credit. We may use borrowings under the credit agreement for general corporate purposes, including transaction fees, letters of credit, acquisitions, capital expenditures and working capital. Our obligations under our credit agreement are not secured by a lien on our assets, however it does contain a negative pledge provision providing that our assets cannot be used to secure any other obligation. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. The facility includes a minimum interest coverage ratio of no less than 3.00 to 1.00, measured quarterly. The interest coverage ratio was 76.43 to 1.00 at September 30, 2008. The facility also includes a maximum leverage ratio of no more than 3.00 to 1.00, measured quarterly. The leverage ratio was 0.32 to 1.00 at September 30, 2008. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. At September 30, 2008, the facility had $58.2 million of borrowings outstanding and $14.9 million of letters of credit outstanding, leaving $126.9 million of unused capacity.

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

Currently, there is an unprecedented uncertainty in the financial markets. The uncertainty in the market brings additional potential risks to CNX Gas. The risks include additional declines in our stock value, less availability and higher costs of additional credit streams, potential counterparty defaults, and further commercial bank failures. Although the majority of the financial institutions in our bank group appear to be strong, there are some that could be considered take-over candidates. Although we have no indication that any such transactions would impact our current credit facility, the possibility does exist. Financial market disruptions may impact our ability to collect trade receivables. The credit worthiness of our customers is constantly monitored by CNX Gas. We believe that our current group of customers are sound and represent no abnormal business risk.

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX Gas enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CNX Gas has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was an asset of approximately $107.0 million at September 30, 2008. The ineffective portion of these contracts was insignificant to earnings in the nine months ended September 30, 2008. Hedge counterparties consists of commercial banks who participate in the revolving credit facility. These counterparties have maintained good credit profiles and no issues related to our hedge agreements have been encountered to date.

CNX Gas frequently evaluates potential acquisitions. CNX Gas has funded acquisitions primarily with cash generated from operations and proceeds from our revolving credit facility. There can be no assurance that capital resources, including debt financing, will be available to CNX Gas on terms which we find acceptable, or at all.

Cash Flows (in thousands)

	Year to Date 2008	Year to Date 2007	Change
Cash provided by operating activities	$306,919	$211,075	$95,844
Cash used in investing activities	$(404,649)	$(267,188)	$(137,461)
Cash provided by financing activities	$68,798	$7,343	$61,455

Cash provided by operating activities increased primarily due to increased production and higher realized prices. These increases were partially offset by increased operating costs and various other working capital requirements.

Cash used in investing activities increased primarily due to the $36 million cash paid to acquire the remaining 50% interest in Knox Energy, LLC on June 24, 2008. The remaining increase in investing activities is due to higher capital expenditures which are the result of our expanded drilling program. The year-to-date 2007 period included $61 million of cash paid to acquire certain gas rights from Peabody Energy in a three way transaction. See Note 2 to the Consolidated Financial Statements for additional detail.

Cash provided by financing activities increased primarily due to the $58 million of proceeds received from the revolving credit facility in the 2008 period. There was no activity under the facility in the 2007 period. The increase was also due to the $11,984 of debt proceeds by our variable interest entity. There were $9 million of debt proceeds by our variable interest entity in the 2007 period.

Contractual Commitments

The following is a summary of our significant contractual obligations at September 30, 2008 (dollars in thousands).

	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Short Term Debt Obligations—Revolver	$58,200	$—	$—	$—	$58,200
Long Term Debt Obligations	4,404	16,430	—	—	20,834
Interest on Capital Lease Obligation	4,836	8,226	7,193	14,767	35,022
Capital Lease Obligations	3,159	6,535	7,568	44,832	62,094
Operating Lease Obligations	2,447	4,061	2,828	2,530	11,866
Other Long-term Liabilities:
Gas Firm Transportation Obligation	18,030	34,974	30,318	235,038	318,360
Other Liabilities	—	—	—	14,824	14,824
Well Plugging Liabilities	—	229	62	6,916	7,207
Pension	—	35	91	92	218
Post Retirement Benefits
Other Than Pension	118	268	374	2,254	3,014

Total Contractual Obligations (a)	$91,194	$70,758	$48,434	$321,253	$531,639

(a)	The significant obligation table does not include obligations to taxing authorities related to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Stockholders’ Equity

CNX Gas had stockholders’ equity of $1,268 million at September 30, 2008 and $1,023 million at December 31, 2007. The increase was primarily attributable to net income and other comprehensive income related to cash flow hedges.

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

Recent Accounting:

In May 2008, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Statement 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect this guidance to have a significant impact on CNX Gas.

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

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	our business strategy;

•	our financial position, cash flow, and liquidity;

•	declines in the prices we receive for our gas affecting our operating results and cash flow;

•	uncertainties in estimating our gas reserves and replacing our gas reserves;

•	uncertainties in exploring for and producing gas;

•	our inability to obtain additional financing necessary in order to fund our operations, capital expenditures and to meet our other obligations;

•	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas;

•	the availability of personnel and equipment, including our inability to retain and attract key personnel;

•	increased costs;

•	the effects of government regulation and permitting and other legal requirements;

•	legal uncertainties relating to the ownership of the coalbed methane estate, and costs associated with perfecting title for gas rights in some of our properties;

•	litigation concerning real property rights, intellectual property rights, royalty calculations and other matters;

•	our relationships and arrangements with CONSOL Energy;

•	factors affecting CONSOL Energy’s coal mining operations, such as changes in the coal market, the risk inherent in coal mining and compliance with laws; and

•	other factors discussed under “Risk Factors” in the 10-K for the year ended December 31, 2007 and in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Sensitivity analyses of the incremental effects on future pre-tax income of a hypothetical 10% and 25% increase in natural gas prices for open derivative instruments as of September 30, 2008 are provided in the following table:

	Incremental decrease in pre-tax income assuming a Hypothetical price increase of:
	10%	25%
	(In millions)
Natural Gas (1)	$58.1	$152.4

(1)	CNX Gas remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be offset by price changes in the underlying hedged item. CNX Gas entered into derivative instruments to convert the market prices related to portions of the 2008 through 2010 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. As of September 30, 2008, the fair value of these contracts was a net gain of $66.3 million (net of $40.7 deferred tax). We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

Hedging Volumes

As of September 30, 2008, our hedged volumes for the periods indicated are as follows:

	Three months ended March 31	Three months ended June 30	Three months ended September 30	Three months ended December 31	Total Year
2008 Fixed Price Volumes
Hedged Mcf	6,097,938	11,737,113	12,804,124	12,804,124	43,443,299
Weighted Average Hedge Price/Mcf	$8.39	$9.28	$9.44	$9.44	$9.25

2009 Fixed Price Volumes
Hedged Mcf	10,670,103	10,631,443	10,670,103	9,884,021	41,855,670
Weighted Average Hedge Price/Mcf	$9.85	$9.73	$9.74	$9.64	$9.74

2010 Fixed Price Volumes
Hedged Mcf	9,278,351	7,974,227	5,082,474	479,381	22,814,433
Weighted Average Hedge Price/Mcf	$9.70	$9.54	$9.70	$8.30	$9.61

CNX Gas is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review. All of the counterparties to CNX Gas’ natural gas derivative instruments also participate in CNX Gas’ revolving credit facility. See Liquidity and Capital Resources section of Item 2 for further discussion of current capital markets.

CNX Gas’ interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2008, CNX Gas had $82,928 aggregate principal amount of debt outstanding under fixed-rate instruments and $58,200 aggregate principal amount of debt outstanding under variable-rate instruments. CNX Gas’ primary exposure to market risk is for changes in interest rates related to the revolving credit facility, under which there were $58,200 of borrowings outstanding at September 30, 2008. CNX Gas’ revolving credit facility bore interest at a weighted average rate of 3.8% per annum during the nine months ended September 30, 2008. Due to the level of borrowings against this facility in the nine months ended September 30, 2008, a 100 basis-point increase in the average rate for CNX Gas’ revolving credit facility would not have significantly decreased net income for the period.

All CNX Gas transactions are denominated in U.S. dollars, and, as a result, we do not have any exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

CNX Gas, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that CNX Gas’ disclosure controls and procedures are effective as of September 30, 2008 to ensure that information required to be disclosed by CNX Gas in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The first through sixth paragraphs of Note 7—Commitments and Contingent Liabilities in the notes to the Consolidated Financial Statements included in Part I of this Form 10-Q are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

We are adding the following risk factor to the risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2007, under the caption “Risk Factor, Risks Relating to our relationship with CONSOL Energy,” to more clearly address the risks to our business of factors affecting CONSOL Energy’s coal operations:

A significant portion of our production is associated with the coal mining operations of CONSOL Energy and any disruption to those coal mining operations will adversely impact our production and results of operations.

In 2007, approximately 27% of our gas production was produced in connection with coal extraction by CONSOL Energy; 14% of our production is associated with CONSOL Energy’s active mining operations.

CONSOL Energy’s coal mining operations can be impacted by many events, some of which are beyond CONSOL Energy’s control, including for example,

•	an extended decline in prices it receives for coal;

•	changes in the supply of and demand for coal;

•	the disruption of rail, barge and other systems that transport coal;

•	the availability of qualified personnel to work in coal operations;

•	work stoppages at union-represented mines;

•	legal proceedings brought by property owners, environmental groups, governmental authorities and others;

•	the risks inherent in coal mining, such as unforeseeable geological conditions, equipment failure, methane gas issues, fires, accidents and weather conditions; and

•	compliance with laws and government regulations, including the need to obtain government permits for mining operations, environmental laws and regulations and employee health and safety regulations.

If CONSOL Energy’s mining operations are idled or curtailed as a result of any of these factors at any coal mine where we have gas operations associated with mining operations, especially CONSOL Energy’s Buchanan Mine in southwest Virginia, our CBM production would be adversely affected and the impact could have a material adverse effect on our results of operations. For example, in 2005, 2007 and 2008, CONSOL Energy was forced to idle its Buchanan Mine due to operational and safety issues. As a result, we estimate that our total gas production was 4.0 Bcf, 3.7 Bcf and 1.3 Bcf less than it otherwise would have been in those years if the Buchanan Mine had operated at normal levels.

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

We are revising the following risk factor contained in our Annual Report on Form 10-K for the period ended December 31, 2007, under the caption “Risk Factor, Risks Relating to our relationship with CONSOL Energy,” as follows:

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

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100	Form 10-Q for the quarterly period ended September 30, 2008 furnished in XBRL. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the official publicly filed financial statements of CNX Gas. The purpose of submitting this XBRL formatted document is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished document and not rely on this information in making investment decisions

In accordance with SEC Release 33-8238, Exhibits 32.1, 32.2 and 100 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: November 4, 2008

CNX Gas Corporation

By:	/s/ NICHOLAS J. DEIULIIS
Nicholas J. DeIuliis
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

By:	/s/ WILLIAM J. LYONS
William J. Lyons
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100	Form 10-Q for the quarterly period ended September 30, 2008 furnished in XBRL. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the official publicly filed financial statements of CNX Gas. The purpose of submitting this XBRL formatted document is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished document and not rely on this information in making investment decisions

In accordance with SEC Release 33-8238, Exhibits 32.1, 32.2 and 100 are being furnished and not filed.