Form 10-Q
period 2009-03-31
CNX Gas Corp
filed 2009-04-27
CIK 1335793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32723

CNX GAS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-3170639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 CONSOL Energy Drive

Canonsburg, PA 15317-6506

(724) 485-4000

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of April 17, 2009 is 150,971,711 shares.

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	29

ITEM 6.	EXHIBITS	29

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2009	2008
Revenue and Other Income:
Outside Sales	$161,340	$126,640
Related Party Sales	1,000	3,901
Royalty Interest Gas Sales	12,632	16,504
Purchased Gas Sales	1,465	3,539
Other Income	1,947	10,029

Total Revenue and Other Income	178,384	160,613
Costs and Expenses:
Lifting Costs	11,428	11,507
Gathering and Compression Costs	21,846	15,310
Royalty Interest Gas Costs	10,601	16,089
Purchased Gas Costs	1,530	3,421
Other	2,207	349
General and Administrative	16,250	12,838
Other Corporate Expenses	665	2,906
Depreciation, Depletion and Amortization	22,819	15,945
Interest Expense	1,957	1,472

Total Costs and Expenses	89,303	79,837

Earnings Before Income Taxes and Noncontrolling Interest	89,081	80,776
Noncontrolling Interest	(263)	(141)

Earnings Before Income Taxes	89,344	80,917
Income Taxes	34,440	30,996

Net Income Attributable to CNX Gas Shareholders	$54,904	$49,921

Earnings Per Share:
Basic	$0.36	$0.33

Dilutive	$0.36	$0.33

Weighted Average Number of Common Shares Outstanding:
Basic	150,971,679	150,923,490

Dilutive	151,232,901	151,324,786

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$246	$1,926
Accounts and Notes Receivable:
Trade	36,784	61,764
Other Receivables	930	3,080
Recoverable Income Taxes	14,040	30,302
Derivatives	199,909	150,564
Other	1,808	2,222

Total Current Assets	253,717	249,858
Property, Plant and Equipment:
Property, Plant and Equipment	2,225,938	2,111,383
Less—Accumulated Depreciation, Depletion and Amortization	346,369	322,470

Total Property, Plant and Equipment—Net	1,879,569	1,788,913
Other Assets:
Investment in Affiliates	25,466	25,204
Derivatives	53,225	55,945
Other	4,959	5,053

Total Other Assets	83,650	86,202

TOTAL ASSETS	$2,216,936	$2,124,973

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) March 31, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$88,525	$100,565
Accrued Royalties	15,731	20,301
Accrued Severance Taxes	1,058	3,672
Related Parties	273	2,234
Short-Term Notes Payable	80,400	72,700
Deferred Income Taxes	74,362	55,000
Current Portion of Long-Term Debt	8,732	8,462
Other Current Liabilities	9,889	18,116

Total Current Liabilities	278,970	281,050
Long-Term Debt:
Long-Term Debt	14,238	15,386
Capital Lease Obligations	58,710	59,296

Total Long-Term Debt	72,948	74,682
Deferred Credits and Other Liabilities:
Derivatives
Deferred Income Taxes	348,363	331,338
Asset Retirement Obligations	7,750	7,401
Postretirement Benefits Other Than Pensions	2,791	2,728
Other	37,977	42,900

Total Deferred Credits and Other Liabilities	396,881	384,367
Total Liabilities	748,799	740,099
Stockholders’ Equity:
Common Stock, $.01 par value; 200,000,000 Shares Authorized, 150,971,711 Issued and Outstanding at March 31, 2009 and 150,971,636 Issued and Outstanding at December 31, 2008	1,510	1,510
Capital in Excess of Par Value	790,747	789,625
Preferred Stock, 5,000,000 Shares Authorized; None Issued and Outstanding	—	—
Retained Earnings	523,859	468,955
Other Comprehensive Income	153,466	124,784

Total CNX Gas Shareholders’ Equity	1,469,582	1,384,874
Noncontrolling Interest	(1,445)

Total Equity	1,468,137	1,384,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,216,936	$2,124,973

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CNX Gas Stockholders’ Equity	Non- controlling Interest	Total Equity
Balance—December 31, 2008	$1,510	$789,625	$468,955	$124,784	$1,384,874	$—	$1,384,874

(Unaudited)
Net Income Attributable to CNX Gas Shareholders	—	—	54,904	—	54,904	—	54,904
Gas Cash Flow Hedge (net of ($18,295) tax)	—	—	—	28,705	28,705	—	28,705
FAS 158 OPEB Adjustment (Net of $15 tax)	—	—	—	(23)	(23)	—	(23)

Comprehensive Income (Loss)	—	—	54,904	28,682	83,586	—	83,586
Stock Options Exercised	—	1	—	—	1	—	1
Amortization of Restricted Stock Unit Grants	—	333	—	—	333	—	333
Amortization of Stock Option Grants	—	788	—	—	788	—	788
Noncontrolling Interest	—	—	—	—	—	(1,445)	(1,445)

Balance—March 31, 2009	$1,510	$790,747	$523,859	$153,466	$1,469,582	(1,445)	1,468,137

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2009	2008
Operating Activities:
Net Income Attributable to CNX Gas Shareholders	$54,904	$49,921
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	22,819	15,945
Stock-based Compensation	1,121	729
Change in Noncontrolling Interest	(263)	173
Deferred Income Taxes	18,536	23,484
Equity in Earnings of Affiliates	(262)	(110)
Changes in Operating Assets:
Accounts Receivable	27,130	(19,555)
Related Party Receivable	(1,961)	(9,655)
Other Current Assets	414	589
Changes in Other Assets	469	2,768
Changes in Operating Liabilities:
Accounts Payable	6,967	(6,064)
Related Party Liability
Income Taxes	15,833	7,186
Other Current Liabilities	(15,928)	7,285
Changes in Other Liabilities	(5,294)	1,576
Other	1,952	1,945

Net Cash Provided by Operating Activities	126,437	76,217
Investing Activities:
Capital Expenditures	(133,550)	(86,552)
Investment in Equity Affiliates	—	954

Net Cash Used in Investing Activities	(133,550)	(85,598)
Financing Activities:
Capital Lease Payments	(976)	(673)
Variable Interest Equity Debt	(1,092)	9,962
Proceeds from Short-Term Borrowings	7,700	—
Exercise of Stock Options	1	252
Noncontrolling Interest Distribution	(200)	—
Tax Benefit from Stock Based Compensation	—	167

Net Cash Provided by Financing Activities	5,433	9,708
Net Decrease in Cash and Cash Equivalents	(1,680)	327
Cash and Cash Equivalents at Beginning of Period	1,926	32,048

Cash and Cash Equivalents at End of Period	$246	$32,375

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1—Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and related notes for the year ended December 31, 2008 included in CNX Gas’ Form 10-K.

Effective January 1, 2009, CNX Gas adopted the provisions of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (FAS 160)”. This adoption resulted in modifications to the reporting of noncontrolling interests in the Consolidated Financial Statements. Additionally, certain reclassifications of prior period data have been made to conform to the three months ended March 31, 2009 classifications required by FAS 160.

Certain other amounts in prior periods have been reclassified to conform with the report classifications of the three months ended March 31, 2009, with no effect on previously reported net income attributable to CNX Gas shareholders or stockholders’ equity. These include reflecting stock-based compensation expense and short-term incentive compensation expense as Other Corporate Expense in order to align with the reporting of the majority shareholder, CONSOL Energy. These items were presented as Selling, General and Administrative expenses in 2008.

Basic earnings per share are computed by dividing net income attributable to CNX Gas shareholders by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with Statement of Financial Accounting Standard No. 123R (SFAS 123R). The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 460,216 shares and 750 shares of common stock were outstanding for the three month period ended March 31, 2009 and 2008, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Unvested restricted stock units of 294 were outstanding for the three month period ended March 31, 2009 but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. No unvested restricted stock units were outstanding in the three month period ended March 31, 2008 that were not included in the computation of dilutive earnings per share. Options exercised during the three month periods ended March 31, 2009 and 2008 were 75 shares and 15,773 shares, respectively. The weighted average exercise price per share of the options exercised during both the three month periods ended March 31, 2009 and 2008 was $16.00.

The computations for basic and dilutive earnings per share from continuing operations are as follows:

	For the Three Months Ended March 31,
	2009	2008
Net Income Attributable to CNX Gas Shareholders	$54,904	$49,921

Weighted Average Number of Common Shares Outstanding:
Basic	150,971,679	150,923,490
Effect of share based compensation	261,222	401,296

Dilutive	151,232,901	151,324,786

Earnings per share:
Basic	$0.36	$0.33

Diluted	$0.36	$0.33

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

In June 2008, CNX Gas completed the acquisition of the remaining 50% interest in Knox Energy, LLC and Coalfield Pipeline not already owned, for a cash payment of $36,000, which was principally allocated to property, plant, and equipment. Prior to the acquisition of the remaining interest, Knox Energy, LLC had been proportionately consolidated into CNX Gas’ financial statements from December 31, 2007 until acquisition date and Coalfield Pipeline was accounted for under equity method. Prior to December 31, 2007, these companies were reported under the equity method. Knox Energy, LLC is a natural gas production company and Coalfield Pipeline is a natural gas transportation company with operations in Tennessee. The pro Forma results for this acquisition were not significant to CNX Gas’ financial results.

Note 3—Pension and Other Postretirement Benefits:

The components of net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Service cost	$79	$81	$38	$33
Interest costs	18	10	43	46
Expected return on assets	(24)	(6)	—	—
Amortization of prior service costs credit	—	—	(43)	(43)
Amortization of (gain) loss	—	—	5	9

Benefit costs	$73	$85	$43	$45

For the three months ended March 31, 2009, there were $360 in contributions made to the pension plan. CNX Gas presently anticipates contributing a total of approximately $600 to the pension trust in 2009.

CNX Gas does not expect to contribute to the other postretirement benefits plan in 2009. We intend to pay benefit claims as they become due. For the three ended March 31, 2009, $17 of post employment benefits have been paid.

Note 4—Income Taxes:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CNX Gas’ effective tax rate:

	For the Three Months Ended March 31,
	2009		2008
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$31,270	35.0%	$28,321	35.0%
Net effect of state income taxes	3,806	4.3	3,188	3.9
Effect of Domestic Production Activities Deduction	(840)	(0.9)	(396)	(0.4)
Other	204	0.1	(117)	(0.2)

Income Tax Expense / Effective Rate	$34,440	38.5%	$30,996	38.3%

The effective tax rates for the three months ended March 31, 2009 and 2008 were calculated using the annual effective rate projection on recurring earnings.

The total amounts of unrecognized tax benefits as of March 31, 2009 and March 31, 2008 were approximately $5,545 and $4,533 respectively. There were no additions to the liability for unrecognized tax benefits during the three months ended March 31, 2009 and 2008. The unrecognized tax benefits are the result of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty regarding the proper year of the tax deduction. Consequently, if these unrecognized tax benefits were recognized there would be no affect on CNX’s effective tax rate.

CNX Gas is included in the consolidated federal tax return of CONSOL Energy Inc. Income taxes for financial statement purposes are calculated as if CNX Gas files a tax return on a separate company basis. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service has issued its audit report relating to the examination of CONSOL Energy’s 2004 and 2005 U.S. income tax returns. The audit report does not recommend changes relating to tax positions taken by CNX Gas as part of its inclusion in the consolidated tax returns filed by CONSOL Energy for the two-year period.

CNX Gas recognizes interest accrued related to unrecognized tax benefits in its interest expense. As of March 31, 2009 and March 31, 2008, CNX Gas reported an accrued interest liability related to uncertain tax positions of $635 and $244 respectively. The accrued interest liability for these periods includes $119 and $62 of interest expense that is reflected in the Company’s statements of operations for the three months ended March 31, 2009 and March 31, 2008, respectively.

CNX Gas recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. As of March 31, 2009 and March 31, 2008 the Company had no accrued penalties relating to its uncertain income tax positions.

Note 5—Property, Plant and Equipment:

	March 31, 2009	December 31, 2008
Leasehold Improvements	$1,352	$1,352
Proved Properties	128,821	121,605
Unproved Properties	232,842	220,848
Wells and Related Equipment	238,191	222,685
Intangible Drilling	848,141	793,456
Gathering Assets	765,064	740,396
Asset Retirement Obligations	4,019	3,739
Capitalized Internal Software	7,508	7,302

Total Property, Plant and Equipment	2,225,938	2,111,383
Accumulated Depreciation, Depletion and Amortization	(346,369)	(322,470)

Property, Plant and Equipment, net	$1,879,569	$1,788,913

Note 6—Credit Facility:

CNX Gas has a five-year $200,000 unsecured credit agreement which extends through October 2010. The agreement gives CNX Gas the ability to request an increase in the aggregate outstanding principal amount up to $300,000, including borrowings and letters of credit. The $200,000 credit agreement for CNX Gas is unsecured; however, it does contain a negative pledge provision providing CNX Gas assets cannot be used to secure any other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CNX Gas stock and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.0 to 1.0, measured quarterly. The leverage ratio was 0.32 to 1.0 at March 31, 2009. The facility also includes a minimum interest coverage ratio of no less than 3.0 to 1.0 measured quarterly. The interest coverage ratio covenant was 76.68 to 1.0 at March 31, 2009.

At March 31, 2009, the CNX Gas credit agreement had outstanding borrowings of $80,400 and $14,933 of letters of credit outstanding, leaving $104,667 of capacity available for borrowings and the issuance of letters of credit.

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

In April 2005, Buchanan County, Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a “Motion for Judgment Pursuant to the Declaratory Judgment Act Virginia Code § 8.01-184” against CNX Gas Company LLC in the Circuit Court of the County of Buchanan (Case No. CL05000149-00) for the year 2002; the county has since filed and served two substantially similar cases for years 2003, 2004 and 2005. These cases have been consolidated. The complaint alleges that our calculation of the license tax on the basis of the wellhead value (sales price less post production costs) rather than the sales price is improper. For the period from 1999 through mid 2002, we paid the tax on the basis of the sales price, but we have filed a claim for a refund for these years. Since 2002, we have continued to pay Buchanan County taxes based on our method of calculating the taxes. However, we have been accruing an additional liability reflected in Other Liabilities on our balance sheet in an amount based on the difference between our calculation of the tax and Buchanan County’s calculation. We believe that this litigation will settle on terms that will not have a material adverse impact on the financial position or the results of operations of CNX Gas.

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

At March 31, 2009, CNX Gas has provided financial guarantees and letters of credit to certain third parties as described by major category in the following table. These amounts represent the maximum potential total of future payments that we could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. CNX Gas management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 years
Letters of Credit:
Gas	$14,933	$14,781	$152	$—	$—

Total Letters of Credit	$14,933	$14,781	$152	$—	$—
Surety Bonds:
Environmental	$1,544	$1,544	$—	$—	$—
Other	3,167	3,153	14	—	—

Total Surety Bonds	$4,711	$4,697	$14	$—	$—
Other:
Guarantees	$279,708	$29,708	$—	$250,000	$—

Total Guarantees	$279,708	$29,708	$—	$250,000	$—

Total Commitments	$299,352	$49,186	$166	$250,000	$—

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

CNX Gas enters into long-term unconditional purchase obligations to procure major firm transportation and gas drilling services. The purchase obligations are not recorded on the Consolidated Balance Sheet. The following is a summary of our purchase obligations at March 31, 2009.

Obligation Due	Amount
Less than 1 year	$22,137
1-3 years	39,749
3-5 years	31,977
More than 5 years	234,480

Total purchase obligations	$328,343

Note 8—Derivatives:

CNX Gas enters into financial derivative instruments to manage our exposure to natural gas price volatility. Our derivatives are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended. We measure every derivative instrument at fair value and record them on the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income or loss and reclassified into earnings in the same period or periods which the forecasted transaction affects earnings. The ineffective portions of hedges are recognized in earnings in the current year. CNX Gas currently utilizes only cash flow hedges that are considered highly effective.

CNX Gas formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedge item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, CNX Gas will discontinue hedge accounting prospectively.

CNX Gas is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review. All of the counterparties to CNX Gas’s natural gas derivative instruments also participate in CNX Gas’ revolving credit facility. The Company has not experienced any issues of non-performance by derivative counterparties.

CNX Gas has entered into forward contracts for natural gas to manage the price risk associated with forecasted revenues of this commodity. The objective of the hedges is to reduce the variability of cash flows associated with the forecasted revenues of this commodity.

As of March 31, 2009, the Company had 56.3 Bcf outstanding natural gas forward contracts that were entered into to hedge forecasted revenues. The forward contracts are forecasted to settle through December 31, 2010. Over the next twelve months, $120,177 of gain is expected to be reclassified out of Other Comprehensive Income and into Earnings.

The fair value of derivative instruments as of March 31, 2009 is as follows.

	Asset Derivatives As of March 31, 2009
	Balance Sheet Location	Fair Value
Derivative designated as hedging instruments under Statement 133
Natural Gas Price Swaps	Other Current Assets- Derivatives Other assets- Derivatives	$199,909
Natural Gas Price Swaps		53,225

Total derivatives designated as hedging instruments under Statement 133		$253,134

The effect of derivative instruments on the consolidated statement of income for the three months ended March 31, 2009 is as follows:

Derivatives in Statement 133 Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative 2009	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income 2009	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative 2009
Natural Gas Price Swaps	$78,948	Outside Sales	$50,618	Outside Sales	$(375)

Total	$78,948		$50,618		$(375)

Note 9—Comprehensive Income:

Total comprehensive income, net of tax, is as follows:

	Change in Fair Value of Cash Flow Hedges	Adjustments for FASB Statement No. 158	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$124,510	$274	$124,784

Net increase in value of cash flow hedges	78,948	—	78,948
Reclassification from other comprehensive income to earnings	(50,243)	—	(50,243)
Current period adjustment	—	(23)	(23)

Balance at March 31, 2009	$153,215	$251	$153,466

Note 10—Fair Value of Financial Instruments:

The financial assets and (liabilities) measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2009
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Gas Cash Flow Hedges . . . . . . . . . . . . . . . . . . . . . . . . . . .	$—	$253,134	$—

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

The carrying amounts and fair values of financial instruments for which SFAS 159 was not elected are as follows:

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$246	$246	$1,926	$1,926
Short-term notes payable	$(80,400)	$(80,400)	$(72,700)	$(72,700)
Long-term debt	$(18,791)	$(16,047)	$(19,883)	$(16,549)

Note 11—Variable Interest:

CNX Gas has a business relationship with a contractor to perform CNX Gas’ well drilling requirements primarily in Northern Appalachia. CNX Gas is the primary customer of the contractor. In addition, CNX has guaranteed up to $7,000 of a loan agreement between the contractor and Huntington National Bank dated March 28, 2008. Under FASB Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51,” the contractor is a variable interest entity and CNX Gas is the primary beneficiary even though CNX Gas has no financial ownership. Therefore, CNX Gas has consolidated the contractor into the Consolidated Financial Statements. At March 31, 2009, the contractor has a carrying value of property, plant and equipment of $16,909 and total assets of $21,611, with related debt of $18,791 and total liabilities of $20,416.

Note 12—Segment Information:

The principal activity of CNX Gas is to produce methane gas for sale primarily to gas wholesalers. CNX Gas has three reportable segments: Central Appalachia, Northern Appalachia and Other. Each of these reportable segments includes a number of operating segments. For the three months ended March 31, 2009, the Central Appalachia segment includes the following operating segments: Virginia Operations, Cardinal States Gathering and Knox Energy. For the three months ended March 31, 2009, the Northern Appalachia segment includes the following operating segments: Mountaineer and Nittany. The Other segment includes other operating segments that fall outside the reported geographic areas and various other activities assigned to operations but not allocated to an individual operating segment. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses.

Reportable segment results for the three months ended March 31, 2009 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$138,418	$22,661	$261	$161,340	$—	$161,340
Sales—related parties	991	9	—	1,000	—	1,000
Sales—royalty interest gas	11,454	1,178	—	12,632	—	12,632
Sales—purchased gas	1,102	363	—	1,465	—	1,465
Other income	1,593	—	81	1,674	273	1,947

Total Revenue and Other Income	$153,558	$24,211	$342	$178,111	$273	$178,384

Earnings Before Income Taxes	$90,916	$941	$(177)	$91,680	$(2,336)	$89,344

Segment assets	$1,465,923	$637,256	$73,895	$2,177,074	$39,862	$2,216,936

Depreciation, depletion and amortization	$15,328	$7,119	$372	$22,819	$—	$22,819

Capital expenditures	$58,895	$72,300	$2,355	$133,550	$—	$133,550

Reportable segment results for the three months ended March 31, 2008 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$111,132	$15,459	$49	$126,640	$—	$126,640
Sales—related parties	3,887	14	—	3,901	—	3,901
Sales—royalty interest gas	16,267	237	—	16,504	—	16,504
Sales—purchased gas	3,539	—	—	3,539	—	3,539
Other income	9,256	1	638	9,895	134	10,029

Total Revenue and Other Income	$144,081	$15,711	$687	$160,479	$134	$160,613

Earnings Before Income Taxes (A)	$79,707	$5,002	$309	$85,018	$(4,101)	$80,917

Segment assets (B)	$1,091,629	$242,745	$73,814	$1,408,188	$79,474	$1,487,662

Depreciation, depletion and amortization	$13,548	$2,397	$—	$15,945	$—	$15,945

Capital expenditures	$35,880	$48,704	$1,968	$86,552	$—	$86,552

(A)	Central Appalachia includes equity in earnings of unconsolidated affiliates of $133.
(B)	Central Appalachia includes investments in unconsolidated equity affiliates of $2,587.

Reconciliation of Segment Information to Consolidated Amounts

Earnings Before Income Taxes:

	For the Three Months Ended March 31,
	2009	2008
Segment earnings before income taxes for total reportable business segments	$91,680	$85,018
Equity in earnings (losses) of Buchanan Generation	262	(23)
Incentive Compensation	(2,719)	(1,003)
Compensation from restricted stock unit grants, stock option expense and performance share unit expense	2,465	(1,652)
Bank fees	(174)	(250)
Interest income (expense), net	(1,946)	(1,173)
Corporate Severance	(224)

Earnings before income taxes	$89,344	$80,917

Total Assets:

	March 31,
	2009	2008
Segment assets for total reportable business segments	$2,177,074	$1,408,188
Items excluded from segment assets:
Cash and other investments	356	32,375
Recoverable income taxes	14,040	22,246
Investment in Buchanan Generation	25,466	24,853

Total Consolidated Assets	$2,216,936	$1,487,662

Note 13—Recent Accounting Pronouncements:

In April 2009, the Financial Accounting Standards Board issued three final staff positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. We do not expect this guidance to have a significant impact on CNX Gas.

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

Operations and Outlook

Net income attributable to CNX Gas Shareholders for the quarter ended March 31, 2009 was $54.9 million, or $0.36 per diluted share. This was 10% higher than the net income of $49.9 million, or $0.33 per diluted share, for the quarter ended March 31, 2008.

Production was 22.0 billion cubic feet (Bcf), or 244.8 million cubic feet (MMcf) per day, for the quarter ended March 31, 2009, or 38% higher than the 15.9 Bcf, or 174.4 MMcf per day, for the quarter ended March 31, 2008.

During the first quarter, CNX Gas employees worked another quarter without incurring a lost time accident. This raises the cumulative time worked by employees without a lost time incident to over 3.7 million hours.

The NYMEX market price of natural gas has decreased in the last year, from $9.365 per MMBtu at March 31, 2008 to $3.630 per MMBtu at March 31, 2009. Given the current softness of natural gas prices and the weakness of the general economy, including the tight credit markets, CNX Gas has scaled back its drilling program for 2009, and intends largely to operate within its operating cash flow.

CNX Gas drilled 62.5 wells in its Virginia CBM Operations, excluding gob wells. CNX Gas expects to drill 175 wells in Virginia in 2009.

The company drilled 19 wells during the quarter in its Mountaineer CBM play. Unless a meaningful increase in pricing occurs later in the year, CNX Gas expects to defer additional drilling in Mountaineer. The focus is on lowering unit costs. Permitting efforts will continue, so that CNX Gas will be able to quickly respond when gas prices rebound.

CNX Gas drilled 8 wells in the first quarter in its Nittany CBM play. The company has elected to defer additional drilling until gas prices rise. The company has flexibility in regard to Nittany, and can quickly return to earlier levels of drilling, when prices warrant it.

In the Marcellus Shale, CNX Gas brought its second and third horizontal wells into production during the quarter.

Subsequent to the end of the quarter, CNX Gas brought its fourth horizontal Marcellus Shale well into production.

In the Chattanooga Shale in Tennessee, 7 wells were drilled.

CONSOL Energy continues to beneficially own approximately 83.3% of our outstanding common stock, as such CNX Gas’ financial statements are consolidated into CONSOL Energy’s financial statements.

On March 31, 2009, CONSOL Energy privately placed 23,093 of restricted stock units with certain Directors and an officer of CONSOL Energy, in exchange for their surrender to CNX Gas of 24,047 CNX Gas restricted stock units. Each surrendered CNX Gas restricted stock unit was exchanged for approximately 0.96 of a CONSOL Energy restricted stock unit.

Results of Operations

Three Months Ended March 31, 2009 compared with Three Months Ended March 31, 2008

(Amounts reported in millions)

Net Income

Net income attributable to CNX Gas Shareholders changed primarily due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$161	$127	$34	26.8%
Related Party Sales	1	4	(3)	(75.0)%
Royalty Interest Gas Sales	13	16	(3)	(18.8)%
Purchased Gas Sales	1	3	(2)	(66.7)%
Other Income	2	10	(8)	(80.0)%

Total Revenue and Other Income	178	160	18	11.3%
Costs and Expenses:
Lifting Costs	11	12	(1)	(8.3)%
Gathering and Compression Costs	22	15	7	46.7%
Gas Royalty Interest Costs	11	16	(5)	(31.3)%
Purchased Gas Costs	1	3	(2)	(66.7)%
Other	2	—	2	100.0%
General and Administrative	16	13	3	23.1%
Other Corporate Expenses	1	3	(2)	(66.7)%
Depreciation, Depletion and Amortization	23	16	7	43.8%
Interest Expense	2	1	1	100.0%

Total Costs and Expenses	89	79	10	12.7%

Earnings Before Income Taxes	89	81	8	9.9%
Income Tax Expense	34	31	3	9.7%

Net Income Attributable to CNX Gas Shareholders	$55	$50	$5	10.0%

Higher net income attributable to CNX Gas Shareholders was primarily due to higher sales volumes and lower lifting unit costs. See below for additional details.

Revenue and Other Income

Revenue and other income increased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$161	$127	$34	26.8%
Related Party Sales	1	4	(3)	(75.0)%
Royalty Interest Gas Sales	13	16	(3)	(18.8)%
Purchased Gas Sales	1	3	(2)	(66.7)%
Other Income	2	10	(8)	(80.0)%

Total Revenue and Other Income	$178	$160	$18	11.3%

Outside sales and related party sales, combined, increased due primarily to higher volumes of gas sold, offset, in part, by lower average sales prices received.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	22.0	15.9	6.1	38.4%
Average Sales Price Per thousand cubic feet	$7.37	$8.23	$(0.86)	(10.4)%

Sales volumes increased as a result of additional wells coming online from our on-going drilling program. The decrease in average sales price is the result of the general market price decreases in the period-to-period comparison. The general market price decline was offset, in part, by the various gas swap transactions that CNX Gas has entered. These gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 10.7 Bcf of our produced gas sales volumes for the three months ended March 31, 2009 at an average price of $9.85 per Mcf. In the prior year, these financial hedges represented approximately 6.1 Bcf at an average price of $8.39 per Mcf.

	2009 Period	2008 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	2.2	1.9	0.3	15.8%
Average Sales Price Per thousand cubic feet	$5.65	$8.63	$(2.98)	(34.5)%

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2009 Period	2008 Period	Variance	Percentage Change
Purchased Sales Volumes (in billion cubic feet)	0.3	0.5	(0.2)	(40.0)%
Average Sales Price Per thousand cubic feet	$5.75	$7.18	$(1.43)	(19.9)%

Purchased gas sales volumes represent volumes of gas we sold at market prices that were purchased from third-party producers.

Other income consists of the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Insurance settlement	$—	$8	$(8)	(100.0)%
Royalty settlement	—	1	(1)	(100.0)%
Timber income	1	1	—	—
Other	1	—	1	100.0%

Total other income	$2	$10	$(8)	(80.0)%

In March 2008, CNX Gas received notice from its insurance carrier that $8 million would be paid as final settlement of the insurance claim related to the July 2007 Buchanan Mine event which idled the mine. The $8 million represents business interruption coverage.

The royalty settlement in the 2008 period was due to an agreement with third parties related to the underpayment of prior years royalty interest owed to CNX Gas from other third party producers.

Timber income remained consistent in the period-to-period comparison.

Other income increased $1 million to various miscellaneous transactions that occurred, none of which were individually material.

Costs and Expenses

Costs and Expenses increased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Costs and Expenses:
Lifting Costs	$11	12	$(1)	(8.3)%
Gathering and Compression	22	15	7	46.7%
Royalty Interest Gas Costs	11	16	(5)	(31.3)%
Purchased Gas	1	3	(2)	(66.7)%
Other	2	—	2	100.0%
General and Administrative	16	13	3	23.1%
Other Corporate Expenses	1	3	(2)	(66.7)%
Depreciation, Depletion and Amortization	23	16	7	43.8%
Interest Expense	2	1	1	100.0%

Total Costs and Expenses	$89	$79	$10	12.7%

Lifting costs decreased $1 million in the period-to-period comparison due to higher volumes produced, offset, in part, by lower unit costs per unit.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	22.0	15.9	6.1	38.4%
Average Lifting Costs Per thousand cubic feet	$0.52	$0.73	$(0.21)	(28.8)%

Average lifting costs per unit decreased in the 2009 period as a result of several factors.

•

Severance taxes, which are included in lifting costs, have decreased $0.21 per thousand cubic feet due to an $0.11 adjustment related to a revised estimate of pending litigation. Severance taxes were also lower in the current period due to the reduction in the average sales prices in the 2009 period.

•	Well service costs have also decreased by $0.02 per thousand cubic feet due to lower contract rig hours needed as a result of fewer pump changes being required in the 2009 period.

•	Other costs decreased $0.09 per thousand cubic feet for various items that occurred throughout both periods, none of which were individually material.

These decreases in costs were offset, in part, by the following items.

•	Repairs and maintenance costs have increased $0.04 per thousand cubic feet due to higher material expenses and higher contract labor expenses.

•

CNX Gas has incurred approximately $0.04 per thousand cubic feet of costs related to idling various drilling rigs throughout the company. Some of the drilling contracts that CNX Gas are party to require various minimums to be paid when drill rigs are not being used. The CNX Gas drilling program has been slowed down pending a change in the economic environment. These charges resulted in an increase to costs.

•	Water disposal costs increased $0.03 per thousand cubic feet due to additional volumes of water produced by CNX Gas wells in the 2009 period compared to the 2008 period.

The increase of $7 million in gathering and compression was attributable to higher volumes produced and higher average unit costs during the 2009 period compared to the 2008 period.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	22.0	15.9	6.1	38.4%
Average Gathering Costs Per thousand cubic feet	$0.99	$0.96	$0.03	3.1%

The increase in average gathering and compression unit costs was attributable to higher firm transportation costs and higher power costs, offset, in part, by lower compression costs, lower rental charges and lower gob well collection charges.

•	Firm transportation costs have increased $0.10 per thousand cubic feet due to acquiring additional capacity in the Northern Appalachian region.

•

Power and fuel costs increased $0.04 per thousand cubic feet due to additional compressors being placed in service in 2008 along the existing gathering systems in order to flow gas more efficiently, as well as a power rate increase.

These increases in unit costs were offset, in part, by lower compression costs, rental charges and gob well collection costs per unit sold. Dollars spent for these items have remained consistent in the period-to-period comparison; therefore, additional volumes gathered and transported have lowered the related unit costs for these components combined by approximately $0.06 per thousand cubic feet. Other costs decreased $0.05 per thousand cubic feet due to various items that occurred throughout both periods, none of which are individually significant.

	2009 Period	2008 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	2.2	1.9	0.3	15.8%
Average Cost Per thousand cubic feet	$4.74	$8.41	$(3.67)	(43.6)%

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in market prices, contractual differences among leases and the mix of average and index prices used in calculating royalties contributed to the year-to-date period-to-period change.

	2009 Period	2008 Period	Variance	Percentage Change
Purchased Sales Volumes (in billion cubic feet)	0.3	0.5	(0.2)	(40.0)%
Average Cost Per thousand cubic feet	$4.42	$7.09	$(2.67)	(37.7)%

Purchased gas sales volumes represent volumes of gas purchased from third-party producers that we sell. Purchased gas volumes sold also reflect the impact of pipeline imbalances. The lower average cost per thousand cubic feet is due to overall price decreases and contractual differences among customers in the period-to-period comparison.

Other costs and expenses increased $2 million due to various transactions that occurred throughout the period, none of which were individually material.

General and Administrative expenses increased in the period-to-period comparison due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Wages and salaries	$7	$3	$4	133.3%
Professional services	3	4	(1)	(25.0)%
Other	6	6	—	—

Total General and Administrative	$16	$13	$3	23.1%

Employee wages and salaries have increased $4 million primarily due to the additional support staff in the 2009 period compared to the 2008 period.

Professional services have decreased $1 million primarily due to the completion of various administrative projects in prior periods.

Other miscellaneous costs remained consistent in the period-to-period comparison.

Other corporate expenses have increased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Stock-based compensation	$(2)	$2	$(4)	(200.0)%
Short-term incentive compensation	3	1	2	200.0%

Total Other Corporate Expenses	$1	$3	$(2)	(66.7)%

Stock-based compensation expense has decreased $4 million primarily due to changes in the valuation of the performance share program. These reductions in performance share unit program expense was the result of changes in CNX Gas total shareholder return as compared to a predetermined peer group which is how the program’s payout is measured.

The short-term incentive compensation program is designed to increase compensation to eligible employees when CNX Gas reaches predetermined targets for production, unit cost and safety goals. Short-term incentive compensation expense is higher in 2009 due to improved performance relative to targets.

Depreciation, depletion and amortization have increased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Production	$17	$11	$6	54.5%
Gathering	5	5	—	0.0%
Other	1	—	1	100.0%

Total Depreciation, Depletion and Amortization	$23	$16	$7	43.8%

The increase in production depreciation, depletion and amortization was primarily due to increased volumes produced combined with an increase in the units of production rates for the Northern Appalachian region in the period-to-period comparison. These rates increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves.

Gathering depreciation, depletion and amortization is recorded using the straight-line method and remained consistent in the period-to-period comparison.

Other depreciation, depletion and amortization increased $1 million in the period-to-period comparison due to various miscellaneous assets that were placed in service after the 2008 period, none of which were individually material.

Interest expense increased $1 million in the period-to-period comparison due to outstanding principal on miscellaneous debt, including the revolving credit facility.

Income Taxes

	2009 Period	2008 Period	Variance	Percentage Change
Earnings Before Income Taxes	$89	$81	$8	9.9%
Tax Expense	$34	$31	$3	9.7%
Effective Income Tax Rate	38.5%	38.3%	0.2%

CNX Gas’ effective tax rate increased in the period-to-period comparison primarily due to changes in the net effect of state income taxes. See Note 4 – Income Taxes of the Consolidated Financial Statements for additional details.

Liquidity and Capital Resources

CNX Gas has satisfied its working capital requirements and funded its capital expenditures with cash from operations and its $200 million credit facility. Our credit agreement provides for a revolving credit facility with an initial aggregate outstanding principal amount of up to $200 million (with the ability to request an increase in the aggregate outstanding principal amount up to $300 million), including borrowings and letters of credit. We use the credit facility for general corporate purposes, including transaction fees, letters of credit, acquisitions, capital expenditures and working capital. Our obligations under our credit agreement are not secured by a lien on our assets, however it does contain a negative pledge provision providing that our assets cannot be used to secure any other obligation. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. The interest coverage ratio was 76.68 to 1.00 at March 31, 2009. The facility also includes a maximum leverage ratio of no more than 3.00 to 1.00, measured quarterly. The leverage ratio covenant was 0.32 to 1.00 at March 31, 2009. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. At March 31, 2009, the facility had $80.4 million of borrowings outstanding and $14.9 million of letters of credit outstanding, leaving $104.7 million of unused capacity.

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

Currently, there is an unprecedented uncertainty in the financial markets. The uncertainty in the markets brings additional potential risks to CNX Gas. The risks include additional declines in our stock price, less availability and higher costs of additional credit, potential counterparty defaults, and further commercial bank failures. Although the majority of the financial institutions in our bank group appear to be strong, there are some that have been and could be considered take-over candidates. Although we have no indication that any such transactions would impact our current credit facility, the possibility does exist. Financial market disruptions may impact our ability to collect trade receivables. The creditworthiness of our customers is constantly monitored by CNX Gas. We believe that our current group of customers is sound and represent no abnormal business risk.

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX Gas enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CNX Gas has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was an asset of approximately $253.1 million at March 31, 2009. The ineffective portion of these contracts was insignificant to earnings in the three months ended March 31, 2009. Hedge counterparties consists of commercial banks who participate in the revolving credit facility. No issues related to our hedge agreements have been encountered to date.

CNX Gas frequently evaluates potential acquisitions. CNX Gas has funded acquisitions primarily with cash generated from operations and proceeds from our revolving credit facility. There can be no assurance that capital resources, including debt financing, will be available to CNX Gas on terms which we find acceptable, or at all.

Cash Flows (in millions)

	Three Months Ended March 31,
	2009	2008	Change
Cash provided by operating activities	126	76	50
Cash used in investing activities	(134)	(86)	(48)
Cash provided by (used in) financing activities	5	10	(5)

Cash provided by operating activities increased primarily due to increased production and higher net income. In addition, there were increases in cash provided by operations due to various other working capital changes related to timing.

Cash used in investing activities increased primarily due to higher capital expenditures in 2009 compared to 2008. Central Appalachia capital increased $24 million and Northern Appalachia capital increased $24 million primarily due to the on-going drilling program and various gas rights acquired.

Cash provided by financing activities decreased primarily due to changes in debt held by our variable interest entity. Payments of $1 million were made by the variable interest entity in 2009 compared to $10 million of proceeds received in 2008. Also, CNX Gas received $8 million of proceeds from the revolving credit facility in the 2009 period. There was no activity under the facility in the 2008 period. There were various other changes in financing activities in the period-to-period comparison, none of which were individually material.

Contractual Commitments

The following is a summary of our significant contractual obligations at March 31, 2009 (dollars in thousands).

	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Short Term Debt Obligations—Revolver	$80,400				$80,400
Long Term Debt Obligations	5,539	14,816		629	20,984
Capital Lease Obligations	8,910	15,962	14,903	55,910	95,685
Operating Lease Obligations	4,586	4,049	2,764	1,885	13,284
Other Long-term Liabilities:
Gas Firm Transportation Obligation	19,409	35,653	31,977	234,480	321,519
Other Liabilities	9,705	11,675	5,000	10,910	37,290
Well Plugging Liabilities	—	83	419	7,248	7,750
Post Retirement Benefits Other Than Pension	156	336	324	2,131	2,947
Purchase Obligations	2,728	4,096	—	—	6,824

Total Contractual Obligations (a)	$131,433	86,670	55,387	313,193	$586,683

(a)	The significant obligation table does not include obligations to taxing authorities related to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Stockholders’ Equity

CNX Gas had stockholders’ equity of $1,468 million at March 31, 2009 and $1,385 million at December 31, 2008. The increase was primarily attributable to net income and other comprehensive income related to cash flow hedges.

Off-Balance Sheet Transactions

CNX Gas does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CNX Gas’ changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements. CNX Gas uses a combination of surety bonds, corporate guarantees and letters of credit to secure our financial obligations for employee-related, environmental, deliveries and various other items which are not reflected on the balance sheet at March 31, 2009. Management believes these items will expire without being funded. See Note 7-Commitments and Contingent Liabilities for additional details of the various financial guarantees that have been issued by CNX Gas.

Recent Accounting Pronouncements:

In April 2009, the Financial Accounting Standards Board issued three final staff positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124- 2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. We do not expect this guidance to have a significant impact on CNX Gas.

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

•	our business strategy;

•	our financial position, cash flow and liquidity;

•	the deteriorating economic conditions in the United States and globally;

•	declines in the prices we receive for our gas affecting our operating results and cash flow;

•	uncertainties in estimating our gas reserves and replacing our gas reserves;

•	uncertainties in exploring for and producing gas;

•	our inability to obtain additional financing necessary in order to fund our operations, capital expenditures and to meet our other obligations;

•	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas;

•	our ability to remove and dispose of water from the coal from which we produce gas;

•	the cost of removing impurities from the gas we produce may outweigh the economic benefit of selling the gas;

•	the availability of personnel and equipment, including our inability to retain and attract key personnel;

•	increased costs;

•	the effects of government regulation, permitting and other legal requirements;

•	legal uncertainties regarding the ownership of the coalbed methane estate, and costs associated with perfecting title for gas rights in some of our properties;

•	litigation concerning real property rights, intellectual property rights, royalty calculations and other matters;

•	our relationships and arrangements with CONSOL Energy; and

•	other factors discussed under “Risk Factors” in the 10-K for the year ended December 31, 2008 and in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For a summary of accounting policies related to derivative instruments, see Note 1 of the notes to the consolidated annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Sensitivity analyses of the incremental effects on future pre-tax income of a hypothetical 10% and 25% increase in natural gas prices for open derivative instruments as of March 31, 2009 are provided in the following table:

	Incremental decrease in pre-tax income assuming a Hypothetical price increase of:
	10%	25%
	(In millions)
Natural Gas (1)	$24.8	$64.7

(1)	CNX Gas remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be offset by price changes in the underlying hedged item. CNX Gas entered into derivative instruments to convert the market prices related to portions of the 2009 through 2010 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. As of March 31, 2009, the fair value of these contracts was a net gain of $28.7 million (net of $18.3 deferred tax). We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

Hedging Volumes

As of March 31, 2009, our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2009 Fixed Price Volumes
Hedged Mcf	10,670,103	12,507,731	10,670,103	9,884,020	43,731,957
Weighted Average Hedge Price/Mcf	$9.85	$8.96	$9.74	$9.64	$9.52
2010 Fixed Price Volumes
Hedged Mcf	9,278,351	7,974,227	5,082,474	943,299	23,278,351
Weighted Average Hedge Price/Mcf	$9.70	$9.54	$9.70	$8.28	$9.59

CNX Gas is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review. All of the counterparties to CNX Gas’ natural gas derivative instruments also participate in CNX Gas’ revolving credit facility. See Liquidity and Capital Resources section of Item 2 for further discussion of current capital markets.

CNX Gas’ interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2009, CNX Gas had $82 million aggregate principal amount of debt outstanding under fixed-rate instruments and $80 million aggregate principal amount of debt outstanding under variable-rate instruments. CNX Gas’ primary exposure to market risk is for changes in interest rates related to the revolving credit facility, under which there were $80 million of borrowings outstanding at March 31, 2009. CNX Gas’ revolving credit facility bore interest at a weighted average rate of 1.5% per annum during the three months ended March 31, 2009. Due to the low interest rate and the level of borrowings against this facility in the three months ended March 31, 2009, a 100 basis-point increase in the average rate for CNX Gas’ revolving credit facility would not have significantly decreased net income for the period.

All CNX Gas transactions are denominated in U.S. dollars, and, as a result, we do not have any exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

CNX Gas, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that CNX Gas’ disclosure controls and procedures are effective as of March 31, 2009 to ensure that information required to be disclosed by CNX Gas in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The first through sixth paragraphs of Note 7— Commitments and Contingent Liabilities in the notes to the Consolidated Financial Statements included in Part I of this Form 10-Q are incorporated herein by reference.

ITEM 6.	EXHIBITS

10.1	Election Form to Exchange CNX Gas Performance Share Units into CONSOL Energy Inc. Restricted Stock Units (Private Placement)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2009 furnished in XBRL. Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: April 27, 2009

CNX Gas Corporation

By:	/s/ J. BRETT HARVEY
J. Brett Harvey
Chairman and Chief Executive Officer
(Chief Executive Officer and Director)

By:	/s/ WILLIAM J. LYONS
William J. Lyons
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Election Form to Exchange CNX Gas Performance Share Units into CONSOL Energy Inc. Restricted Stock Units (Private Placement)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2009 furnished in XBRL. Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.