Form 10-Q
period 2009-06-30
CNX Gas Corp
filed 2009-08-03
CIK 1335793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of July 24, 2009 is 150,976,021 shares.

PART I—FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenue and Other Income:
Outside Sales	$150,428	$179,372	$311,768	$306,012
Related Party Sales	435	1,547	1,435	5,448
Royalty Interest Gas Sales	8,666	22,515	21,298	39,019
Purchased Gas Sales	1,166	1,647	2,631	5,186
Other Income	913	728	2,860	10,757

Total Revenue and Other Income	161,608	205,809	339,992	366,422
Costs and Expenses:
Lifting Costs	13,628	17,960	25,056	29,467
Gathering and Compression Costs	23,341	20,082	45,187	35,392
Royalty Interest Gas Costs	6,470	21,913	17,071	38,002
Purchased Gas Costs	390	1,522	1,920	4,943
Other	6,149	458	8,356	807
General and Administrative	18,366	14,883	34,616	27,721
Other Corporate Expenses	13,648	6,547	14,313	9,453
Depreciation, Depletion and Amortization	24,883	16,592	47,702	32,537
Interest Expense	1,931	1,683	3,888	3,155

Total Costs and Expenses	108,806	101,640	198,109	181,477

Earnings Before Income Taxes and Noncontrolling Interest	52,802	104,169	141,883	184,945
Noncontrolling Interest	(321)	(217)	(584)	(358)

Earnings Before Income Taxes	53,123	104,386	142,467	185,303
Income Taxes	20,146	40,131	54,586	71,127

Net Income Attributable to CNX Gas Shareholders	$32,977	$64,255	$87,881	$114,176

Earnings Per Share:
Basic	$0.22	$0.43	$0.58	$0.76

Dilutive	$0.22	$0.42	$0.58	$0.75

Weighted Average Number of Common Shares Outstanding:
Basic	150,974,581	150,937,820	150,973,138	150,930,655

Dilutive	151,328,744	151,438,737	151,275,369	151,381,574

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,570	$1,926
Accounts and Notes Receivable:
Trade	32,990	61,764
Other Receivables	1,859	3,080
Recoverable Income Taxes	—	30,302
Derivatives	175,463	150,564
Other	1,392	2,222

Total Current Assets	219,274	249,858
Property, Plant and Equipment:
Property, Plant and Equipment	2,287,374	2,111,383
Less—Accumulated Depreciation, Depletion and Amortization	372,770	322,470

Total Property, Plant and Equipment—Net	1,914,604	1,788,913
Other Assets:
Investment in Affiliates	24,511	25,204
Derivatives	18,874	55,945
Other	5,300	5,053

Total Other Assets	48,685	86,202

TOTAL ASSETS	$2,182,563	$2,124,973

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) June 30, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$57,201	$100,565
Accrued Royalties	14,176	20,301
Accrued Severance Taxes	1,149	3,672
Related Parties	4,892	2,234
Short-Term Notes Payable	81,000	72,700
Deferred Income Taxes	64,770	55,000
Accrued Income Taxes	8,940	—
Current Portion of Long-Term Debt	8,461	8,462
Other Current Liabilities	10,221	18,116

Total Current Liabilities	250,810	281,050
Long-Term Debt:
Long-Term Debt	13,021	15,386
Capital Lease Obligations	57,485	59,296

Total Long-Term Debt	70,506	74,682
Deferred Credits and Other Liabilities:
Deferred Income Taxes	340,815	331,338
Gas Well Plugging	7,951	7,401
Postretirement Benefits Other Than Pensions	2,917	2,728
Other	29,773	42,900

Total Deferred Credits and Other Liabilities	381,456	384,367

Total Liabilities	702,772	740,099
Stockholders’ Equity:
Common Stock, $.01 par value; 200,000,000 Shares Authorized, 150,976,021 Issued and Outstanding at June 30, 2009 and 150,971,636 Issued and Outstanding at December 31, 2008	1,510	1,510
Capital in Excess of Par Value	804,815	789,625
Preferred Stock, 5,000,000 Shares Authorized; None Issued and Outstanding	—	—
Retained Earnings	556,836	468,955
Other Comprehensive Income	118,246	124,784

Total CNX Gas Shareholders’ Equity	1,481,407	1,384,874
Noncontrolling Interest	(1,616)	—

Total Equity	1,479,791	1,384,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,182,563	$2,124,973

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CNX Gas Stock- holders’ Equity	Non- controlling Interest	Total Equity
Balance—December 31, 2008	$1,510	$789,625	$468,955	$124,784	$1,384,874	$—	$1,384,874

(Unaudited)
Net Income Attributable to CNX Gas Shareholders	—	—	87,881	—	87,881	—	87,881
Gas Cash Flow Hedge (net of $4,775 tax)	—	—	—	(6,527)	(6,527)	—	(6,527)
SFAS 158 OPEB Adjustment (Net of $7 tax)	—	—	—	(11)	(11)	—	(11)

Comprehensive Income (Loss)	—	—	87,881	(6,538)	81,343	—	81,343
Stock Options Exercised	—	14	—	—	14	—	14
Tax Benefit from Stock-Based Compensation	—	(13)	—	—	(13)	—	(13)
Amortization of Restricted Stock Unit Grants	—	13,830	—	—	13,830	—	13,830
Amortization of Stock Option Grants	—	1,359	—	—	1,359	—	1,359
Noncontrolling Interest	—	—	—	—	—	(1,616)	(1,616)

Balance—June 30, 2009	$1,510	$804,815	$556,836	$118,246	$1,481,407	$(1,616)	$1,479,791

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2009	2008
Operating Activities:
Net Income Attributable to CNX Gas Shareholders	$87,881	$114,176
Adjustments to Reconcile Net Income Attributable to CNX Gas Shareholders to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	47,702	32,537
Stock-based Compensation	4,842	1,654
(Gain) Loss on the Sale of Assets	73	—
Change in Noncontrolling Interest	(584)	(358)
Deferred Income Taxes	24,440	53,988
Equity in Earnings of Affiliates	(557)	(116)
Changes in Operating Assets:
Accounts Receivable	29,995	(41,155)
Related Party Receivable	2,658	(1,821)
Other Current Assets	830	990
Changes in Other Assets	622	4,506
Changes in Operating Liabilities:
Accounts Payable	(11,364)	(1,951)
Income Taxes	38,813	3,563
Other Current Liabilities	(16,543)	15,002
Changes in Other Liabilities	(3,171)	6,070
Other	8,438	(306)

Net Cash Provided by Operating Activities	214,075	186,779
Investing Activities:
Capital Expenditures	(213,763)	(199,806)
Acquisition of Knox Energy	—	(36,000)
Investment in Equity Affiliates	1,250	1,081
Proceeds From Sales of Assets	245	450

Net Cash Used in Investing Activities	(212,268)	(234,275)
Financing Activities:
Capital Lease Payments	(1,900)	(1,360)
Variable Interest Entity Debt	(2,383)	12,453
Proceeds from Short-Term Borrowings	8,300	27,000
Exercise of Stock Options	14	278
Noncontrolling Interest Distribution	(200)	—
Tax Benefit from Stock Based Compensation	6	178

Net Cash Provided by Financing Activities	3,837	38,549

Net Decrease in Cash and Cash Equivalents	5,644	(8,947)
Cash and Cash Equivalents at Beginning of Period	1,926	32,048

Cash and Cash Equivalents at End of Period	$7,570	$23,101

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1—Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for future periods.

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

Effective January 1, 2009, CNX Gas adopted the provisions of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (SFAS 160)”. This adoption resulted in modifications to the reporting of noncontrolling interests in the Consolidated Financial Statements. Additionally, certain reclassifications of prior period data have been made to conform to the three and six months ended June 30, 2009 classifications required by SFAS 160.

Certain other amounts in prior periods have been reclassified to conform with the report classifications of the three and six months ended June 30, 2009, with no effect on previously reported net income attributable to CNX Gas shareholders or stockholders’ equity. These include reflecting stock-based compensation expense and short-term incentive compensation expense as Other Corporate Expense in order to align with the reporting of the majority shareholder, CONSOL Energy. These items were previously presented as General and Administrative expenses.

During the three months ended June 30, 2009, CNX Gas recognized the effect of an exchange offer that allows participants in the CNX Gas Long-Term Incentive Program to exchange their unvested performance share units for CONSOL Energy restricted stock units. The excess fair value of the replacement restricted stock units over the original performance stock units resulted in $2,738 of incremental expense being immediately recognized. Additionally, a liability of $10,347 for the cash settlement of CNX Gas performance share units was removed from the balance sheet.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with Statement of Financial Accounting Standard No. 123R (SFAS 123R). The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 2,750 shares and 2,000 shares of common stock were outstanding for the three month periods ended June 30, 2009 and 2008, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Options to purchase 21,175 shares and 6,425 shares of common stock were outstanding for the six month periods ended June 30, 2009 and 2008, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive.

Unvested restricted stock units of 815 were outstanding for the six month period ended June 30, 2009, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Options exercised during the three month periods ended June 30, 2009 and 2008 were 800 shares and 1,525 shares, respectively. The weighted average exercise price per share of the options exercised during the three month periods ended June 30, 2009 and 2008 were $16.00 and $17.93, respectively. Options exercised during the six month periods ended June 30, 2009 and 2008 were 875 shares and 17,298 shares, respectively. The weighted average exercise price per share of the options exercised during the six month periods ended June 30, 2009 and 2008 were $16.00 and $16.17, respectively.

The computations for basic and dilutive earnings per share from continuing operations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net Income Attributable to CNX Gas Shareholders	$32,977	$64,255	$87,881	$114,176

Weighted Average Number of Common Shares Outstanding:
Basic	150,974,581	150,937,820	150,973,138	150,930,655
Effect of share based compensation	354,163	500,917	302,231	450,919

Dilutive	151,328,744	151,438,737	151,275,369	151,381,574

Earnings per share:
Basic	$0.22	$0.43	$0.58	$0.76

Diluted	$0.22	$0.42	$0.58	$0.75

We have evaluated all subsequent events through August 3, 2009, the date the financial statements were issued. No material recognized or non-recognized subsequent events were identified.

Note 2—Significant Acquisitions and Dispositions:

In June 2009, CNX Gas recognized the fair value of the remaining lease payments partially offset by projected sublease income in the amount of $831 in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” related to the Company’s previous corporate headquarters. This liability has been recorded in Other Liabilities on the consolidated balance sheet at June 30, 2009. Total expense related to this transaction was $824 which was recognized in Other Corporate Expense. This amount includes the fair value of the remaining lease payments offset by projected sublease income of $831, partially offset by the removal of the tenant improvement asset and related liability of $7.

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

In June 2008, CNX Gas completed the acquisition of the remaining 50% interest in Knox Energy, LLC and Coalfield Pipeline not already owned, for a cash payment of $36,000, which was principally allocated to property, plant, and equipment. Prior to the acquisition of the remaining interest, Knox Energy, LLC had been proportionately consolidated into CNX Gas’ financial statements from December 31, 2007 until acquisition date and Coalfield Pipeline was accounted for under the equity method. Prior to December 31, 2007, these companies were reported under the equity method. Knox Energy, LLC is a natural gas production company and Coalfield Pipeline is a natural gas transportation company with operations in Tennessee. The pro forma results for this acquisition were not significant to CNX Gas’ financial results.

Note 3—Pension and Other Postretirement Benefits:

The components of net periodic benefit costs are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Services cost	$67	$81	$146	$161	$53	$33	$91	$66
Interest costs	24	10	42	20	103	46	147	92
Expected return on assets	(25)	(6)	(49)	(12)	—	—	—	—
Amortization of prior service costs credit	—	—	—	—	(42)	(43)	(86)	(86)
Amortization of (gain) loss	7	—	7	—	57	9	62	18

Benefit costs	$73	$85	$146	$169	$171	$45	$214	$90

During the three months ended June 30, 2009, the CNX Gas pension plan was merged into the CONSOL Energy pension plan. According to the Master Separation Agreement between CNX Gas and CONSOL Energy, the plan will continue to be valued separately. For the six months ended June 30, 2009, there was $660 in contributions made to the pension plan.

As previously discussed in the notes to its audited consolidated financial statements for the year ended December 31, 2008, CNX Gas does not expect to contribute to the other postretirement benefits plan in 2009. We intend to pay benefit claims as they become due. For the six months ended June 30, 2009, $45 of post employment benefits have been paid.

Note 4—Income Taxes:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CNX Gas’ effective tax rate:

	For the Six Months Ended June 30,
	2009		2008
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$49,863	35.0%	$64,856	35.0%
Net effect of state income taxes	6,126	4.3	7,323	4.0
Effect of Domestic Production Activities Deductions	(1,567)	(1.1)	(908)	(0.5)
Other	164	0.1	(144)	(0.1)

Income Tax Expense / Effective Rate	$54,586	38.3%	$71,127	38.4%

The effective tax rates for the six months ended June 30, 2009 and 2008 were calculated using the annual effective rate projection on recurring earnings.

The total amounts of unrecognized tax benefits were approximately $5,545 as of June 30, 2009 and 2008. There were no additions to the liability for unrecognized tax benefits during the six month periods ending June 30, 2009 or 2008.

The unrecognized tax benefits are the result of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty regarding the proper year of the tax deduction. Consequently, if these unrecognized tax benefits were recognized there would be no effect on CNX Gas’ effective tax rate.

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

CNX Gas recognizes interest accrued related to unrecognized tax benefits in Interest Expense. As of June 30, 2009 and 2008, CNX Gas reported an accrued interest liability related to uncertain tax positions of $751 and $339, respectively. The accrued interest liability for these periods includes $235 and $157 of interest expense that is reflected in the Company’s Consolidated Statement of Income for the six month periods ended June 30, 2009 and 2008, respectively.

CNX Gas recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. As of June 30, 2009 and 2008, the Company had no accrued penalties relating to its uncertain income tax positions.

Note 5—Property, Plant and Equipment:

	June 30, 2009	December 31, 2008
Leasehold Improvements	$1,352	$1,352
Proved Properties	145,820	121,605
Unproved Properties	230,248	220,848
Wells and Related Equipment	243,304	222,685
Intangible Drilling	874,252	793,456
Gathering Assets	780,804	740,396
Asset Retirement Obligations	4,018	3,739
Capitalized Internal Software	7,576	7,302

Total Property, Plant and Equipment	2,287,374	2,111,383
Accumulated Depreciation, Depletion and Amortization	(372,770)	(322,470)

Property, Plant and Equipment, net	$1,914,604	$1,788,913

Note 6—Credit Facility:

CNX Gas has a five-year $200,000 unsecured credit agreement which extends through October 2010. The agreement gives CNX Gas the ability to request an increase in the aggregate outstanding principal amount up to $300,000, including borrowings and letters of credit. The $200,000 credit agreement for CNX Gas is unsecured; however, it does contain a negative pledge provision providing CNX Gas assets cannot be used to secure any other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CNX Gas stock and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. The leverage ratio was 0.35 to 1.00 at June 30, 2009. The facility also includes a minimum interest coverage ratio of no less than 3.00 to 1.00 measured quarterly. The interest coverage ratio covenant was 68.35 to 1.00 at June 30, 2009.

At June 30, 2009, the CNX Gas credit agreement had outstanding borrowings of $81,000 and $14,933 of letters of credit outstanding, leaving $104,067 of capacity available for borrowings and the issuance of letters of credit. The facility bore a weighted average interest rate of 1.50% for the six months ended June 30, 2009.

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

On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company, a subsidiary of CONSOL Energy, in the Circuit Court for the County of Tazewell, Virginia (Case No. CL07000065-00). The lawsuit alleged that CNX Gas conspired with Island Creek and has violated the Virginia Antitrust Act and tortiously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. CNX Gas and Island Creek filed motions to dismiss all counts of the complaint. On December 19, 2007, the court granted CNX Gas’ and Island Creek’s motions to dismiss all counts, with leave for GeoMet to file an amended complaint. On March 31, 2008, GeoMet filed an amended complaint. The amended complaint is again against CNX Gas and Island Creek, but it added CONSOL Energy and Cardinal States Gathering Company as additional defendants. The amended complaint restates allegations that CNX Gas, Island Creek and now CONSOL Energy and Cardinal States Gathering Company violated the Virginia Antitrust Act and tortiously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. The amended complaint seeks injunctive relief, compensatory damages of $385,600 and treble damages. CNX Gas continues to believe this lawsuit to be without merit and intends to vigorously defend it. On June 3, 2009, the court granted in part and denied in part CNX Gas’ motion to dismiss the case on the basis of the pleadings only, dismissing the anti-trust claim of violating the essential facilities doctrine and the state law claims of tortious interference with contractual relations, prospective contracts and business expectancies, but allowing the remaining claims to proceed in the litigation. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.

On January 7, 2009, CNX Gas received a civil investigative demand for information and documents from the Attorney General of the Commonwealth of Virginia regarding the company’s exploration, production, transportation and sale of coalbed methane gas in Virginia. According to the request, the Attorney General is investigating whether the company may have violated the Virginia Antitrust Act. The request for information does not constitute the commencement of legal proceedings and does not make any specific allegations against the company. CNX Gas does not believe that it has violated the Virginia Antitrust Act and the company is cooperating with the Attorney General’s investigation.

The Company is a party to a case captioned Earl Kennedy et. al v. CNX Gas and CONSOL Energy in the Court of Common Pleas of Greene County, Pennsylvania (Case No. 225 of 2007). The lawsuit alleges that CNX Gas and CONSOL Energy conspired and were unjustly enriched, trespassed, converted, and committed fraud relating to gas and other minerals allegedly belonging to Mr. Kennedy. The complaint, as amended, seeks injunctive relief, including having CNX Gas and CONSOL Energy be removed from the property, quiet title and compensatory damages of $20,000. The suit also sought to overturn existing law as to the ownership of coalbed methane in Pennsylvania, but that claim was dismissed by the court on July 2, 2009, in response to cross motions for summary judgment on that issue. CNX Gas believes this lawsuit to be without merit and intends to vigorously defend it. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.

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

At June 30, 2009, CNX Gas has provided financial guarantees and letters of credit to certain third parties as described by major category in the following table. These amounts represent the maximum potential total of future payments that we could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. CNX Gas management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 years
Letters of Credit:
Gas	$14,933	$172	$14,761	$—	$—

Total Letters of Credit	$14,933	$172	$14,761	$—	$—
Surety Bonds:
Environmental	$1,544	$1,544	$—	$—	$—
Other	3,360	3,319	41	—	—

Total Surety Bonds	$4,904	$4,863	$41	$—	$—
Other:
Guarantees	$279,948	$29,948	$—	$250,000	—

Total Guarantees	$279,948	$29,948	$—	$250,000	$—

Total Commitments	$299,785	$34,983	$14,802	$250,000	$—

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

CNX Gas enters into long-term unconditional purchase obligations to procure major firm transportation and gas drilling services. The purchase obligations are not recorded on the Consolidated Balance Sheet. The following is a summary of our purchase obligations at June 30, 2009.

Obligations Due	Amount
Less than 1 year	$28,555
1-3 years	56,830
3-5 years	50,282
More than 5 years	314,826

Total Purchase Obligations	$450,493

Note 8—Derivatives:

CNX Gas enters into financial derivative instruments to manage our exposure to natural gas price volatility. Our derivatives are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended. We measure every derivative instrument at fair value and record it on the balance sheet as either an asset or liability. Changes in the fair value of the derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in Other Comprehensive Income or loss and reclassified into earnings in the same period or periods which the forecasted transaction affects earnings. The ineffective portions of hedges are recognized in earnings in the current year. CNX Gas currently utilizes only cash flow hedges that are considered highly effective.

CNX Gas formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in the fair values or the cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, CNX Gas will discontinue hedge accounting prospectively.

CNX Gas is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review. All of the counterparties to CNX Gas’s natural gas derivative instruments also participate in CNX Gas’s revolving credit facility. The Company has not experienced any issues of non-performance by derivative counterparties.

CNX Gas has entered into forward contracts for natural gas to manage the price risk associated with the forecasted revenues of this commodity. The objective of these hedges is to reduce the variability of the cash flows associated with the forecasted revenues from the underlying commodity.

As of June 30, 2009, the total notional amount of the Company’s outstanding natural gas forward contracts was 96.3 Bcf. These forward contracts are forecasted to settle through December 31, 2012. During the next twelve months, $106,452 of unrealized gain is expected to be reclassified from Other Comprehensive Income and into earnings. No gains or losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The fair value of derivative instruments as of June 30, 2009 is as follows:

	Asset Derivatives As of June 30, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Natural Gas Price Swaps	Current Assets-Derivatives	$175,463
Natural Gas Price Swaps	Other Assets-Derivatives	18,874

Total derivatives designated as hedging instruments under Statement 133		$194,337

The effect of derivative instruments on the consolidated statement of income for the three months ended June 30, 2009 is as follows:

Derivatives in Statement 133 Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivatives 2009	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income 2009	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives 2009
Natural Gas Price Swaps	$30,394	Outside Sales	$66,120	Outside Sales	$(494)

Total	$30,394		$66,120		$(494)

The effect of derivative instruments on the consolidated statement of income for the six months ended June 30, 2009 is as follows:

Derivatives in Statement 133 Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivatives 2009	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income 2009	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives 2009
Natural Gas Price Swaps	$109,342	Outside Sales	$116,738	Outside Sales	$(869)

Total	$109,342		$116,738		$(869)

Note 9—Comprehensive Income:

Total comprehensive income, net of tax, for the six months ended June 30, 2009 is as follows:

	Change in Fair Value of Cash Flow Hedges	Adjustments for FASB Statement No. 158	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$124,510	$274	$124,784
Net increase in value of cash flow hedges	109,342	—	109,342
Reclassification from other comprehensive income to earnings	(115,869)	—	(115,869)
Current period adjustment	—	(11)	(11)

Balance at June 30, 2009	$117,983	$263	$118,246

Note 10—Fair Value of Financial Instruments:

The financial instruments measured at fair value on a recurring basis are summarized below:

Description	Fair Value Measurements at June 30, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Gas Cash Flow Hedges	$—	$194,337	$—

Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures About Fair Value of Financial Instruments” (SFAS 107) requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) was not elected. The following methods and assumptions were used to estimate the fair value of those financial instruments:

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

The carrying amounts and fair values of financial instruments for which SFAS 159 was not elected are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$7,570	$7,570	$1,926	$1,926
Short-term notes payable	$(81,000)	$(81,000)	$(72,700)	$(72,700)
Long-term debt	$(17,500)	$(15,482)	$(19,883)	$(16,549)

Note 11—Variable Interest:

CNX Gas has a business relationship with a contractor to perform CNX Gas’ well drilling requirements primarily in Northern Appalachia. CNX Gas is the primary customer of the contractor. In addition, as of June 30, 2009 CNX Gas has guaranteed up to $7,000 of a loan agreement between the contractor and Huntington National Bank dated March 28, 2008. Under FASB Interpretation (FIN) No. 46R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51,” the contractor is a variable interest entity and CNX Gas is the primary beneficiary even though CNX Gas has no financial ownership. Therefore, CNX Gas has consolidated the contractor into the Consolidated Financial Statements. At June 30, 2009, the contractor has a carrying value of property, plant and equipment of $15,471 and total assets of $19,797, with related debt of $17,500 and total liabilities of $18,448.

Note 12—Segment Information:

The principal activity of CNX Gas is to produce methane gas for sale primarily to gas wholesalers. CNX Gas has three reportable segments: Central Appalachia, Northern Appalachia and Other. Each of these reportable segments includes a number of operating segments. For the three and six months ended June 30, 2009, the Central Appalachia segment includes the following operating segments: Virginia Operations, Cardinal States Gathering and Knox Energy. For the three and six months ended June 30, 2009, the Northern Appalachia segment includes the following operating segments: Mountaineer and Nittany. The Other segment includes other operating segments that fall outside the reported geographic areas and various other activities assigned to operations but not allocated to an individual operating segment. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses.

Reportable segment results for the three months ended June 30, 2009 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$129,623	$20,498	$307	$150,428	$—	$150,428
Sales—related parties	410	25	—	435	—	435
Sales—royalty interest gas	8,238	428	—	8,666	—	8,666
Sales—purchased gas	778	388	—	1,166	—	1,166
Other income	621	2	(30)	593	320	913

Total Revenue and Other Income	$139,670	$21,341	$277	$161,288	$320	$161,608

Earnings Before Income Taxes	$76,130	$(7,096)	$(652)	$68,382	$(15,259)	$53,123

Segment assets	$1,417,664	$659,691	$72,824	$2,150,179	$32,384	$2,182,563

Depreciation, depletion and amortization	$16,075	$8,464	$344	$24,883	$—	$24,883

Capital expenditures	$40,466	$38,816	$931	$80,213	$—	$80,213

Reportable segment results for the three months ended June 30, 2008 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$149,593	$29,669	$110	$179,372	$—	$179,372
Sales—related parties	1,541	6	—	1,547	—	1,547
Sales—royalty interest gas	23,565	(1,050)	—	22,515	—	22,515
Sales—purchased gas	1,647	—	—	1,647	—	1,647
Other income	237	43	450	730	(2)	728

Total Revenue and Other Income	$176,583	$28,668	$560	$205,811	$(2)	$205,809

Earnings Before Income Taxes (A)	$97,714	$14,445	$198	$112,357	$(7,971)	$104,386

Segment assets	$1,153,157	$341,228	$74,965	$1,569,350	$113,167	$1,682,517

Depreciation, depletion and amortization	$14,211	$2,370	$11	$16,592	$—	$16,592

Capital expenditures	$84,579	$63,258	$1,417	$149,254	$—	$149,254

(A)	Includes equity in earnings (loss) of unconsolidated affiliates of $90 for Central Appalachia.

Reportable segment results for the six months ended June 30, 2009 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$268,041	$43,159	$568	$311,768	$—	$311,768
Sales—related parties	1,401	34	—	1,435	—	1,435
Sales—royalty interest gas	19,692	1,606	—	21,298	—	21,298
Sales—purchased gas	1,880	751	—	2,631	—	2,631
Other income	2,214	2	51	2,267	593	2,860

Total Revenue and Other Income	$293,228	$45,552	$619	$339,399	$593	$339,992

Earnings Before Income Taxes	$167,046	$(6,155)	$(829)	$160,062	$(17,595)	$142,467

Segment assets	$1,417,664	$659,691	$72,824	$2,150,179	$32,384	$2,182,563

Depreciation, depletion and amortization	$31,403	$15,583	$716	$47,702	$—	$47,702

Capital expenditures	$99,361	$111,116	$3,286	$213,763	$—	$213,763

Reportable segment results for the six months ended June 30, 2008 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$260,725	$45,128	$159	$306,012	$—	$306,012
Sales—related parties	5,428	20	—	5,448	—	5,448
Sales—royalty interest gas	39,832	(813)	—	39,019	—	39,019
Sales—purchased gas	5,186	—	—	5,186	—	5,186
Other revenue	9,493	44	1,088	10,625	132	10,757

Total Revenue and Other Income	$320,664	$44,379	$1,247	$366,290	$132	$366,422

Earnings Before Income Taxes (B)	$177,421	$19,447	$507	$197,375	$(12,072)	$185,303

Segment assets	$1,153,157	$341,228	$74,965	$1,569,350	$113,167	$1,682,517

Depreciation, depletion and amortization	$27,759	$4,767	$11	$32,537	$—	$32,537

Capital expenditures	$120,459	$111,962	$3,385	$235,806	$—	$235,806

(B)	Includes equity in earnings (loss) of unconsolidated affiliates of $223 for Central Appalachia.

Reconciliation of Segment Information to Consolidated Amounts

Earnings Before Income Taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Segment earnings before income taxes for total reportable business segments	$68,382	$112,357	$160,062	$197,375
Equity in earnings (losses) of Buchanan Generation	295	(84)	557	(107)
Incentive Compensation	(4,658)	(2,500)	(7,377)	(3,503)
Compensation from restricted stock unit grants, stock option expense and performance share unit expense	(7,912)	(3,754)	(5,447)	(5,406)
Bank fees	(211)	(295)	(385)	(545)
Interest income (expense), net	(1,906)	(1,338)	(3,852)	(2,511)
Operating Lease Cease-Use	(836)	—	(836)	—
Corporate Severance	(31)	—	(255)	—

Earnings before income taxes	$53,123	$104,386	$142,467	$185,303

Total Assets:

	June 30,
	2009	2008
Segment assets for total reportable business segments	$2,150,179	$1,569,350
Items excluded from segment assets:
Cash and other investments	7,681	23,122
Deferred Income Taxes	—	65,276
Salary Pension Asset	192	—
Investment in Buchanan Generation	24,511	24,769

Total Consolidated Assets	$2,182,563	$1,682,517

Note 13—Recent Accounting Pronouncements:

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 166), that is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. SFAS 166 requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This Statement is effective for an entity’s first annual reporting period after November 15, 2009. Management is currently assessing this guidance to determine the impact on CNX Gas.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This Current Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Forward-Looking Statements.”

Unless the context otherwise requires, “we,” “us,” “our,” “the company” and “CNX Gas” mean CNX Gas Corporation and its consolidated subsidiaries.

Operations and Outlook

Net income attributable to CNX Gas Shareholders for the quarter ended June 30, 2009 was $33.0 million, or $0.22 per diluted share. This was 49% lower than the net income of $64.3 million, or $0.42 per diluted share, for the quarter ended June 30, 2008.

Production was 22.5 billion cubic feet (Bcf), or 247.0 million cubic feet (MMcf) per day, for the quarter ended June 30, 2009, or approximately 20% higher than the 18.8 Bcf, or 206.5 MMcf per day, for the quarter ended June 30, 2008.

During the second quarter 2009, CNX Gas employees worked without incurring a lost time accident. This raises the cumulative time worked by employees without a lost time incident to over 3.8 million hours.

CNX Gas continues to monitor and evaluate capital spending to ensure adequate liquidity and to preserve options for possible external investment. With regard to capital, CNX Gas intends to spend largely within its net cash from operating activities for 2009.

CNX Gas currently has rights to approximately 230,000 acres with Marcellus Shale potential, having leased a total of 40,000 acres in two separate transactions announced on July 28, 2009.

CNX Gas drilled 55 vertical frac wells in its Virginia CBM Operations during the second quarter 2009 and 118 wells in the year-to-date period. CNX Gas expects to drill 175 wells in Virginia in 2009.

In the Marcellus Shale, CNX Gas drilled, completed, and brought online three additional horizontal wells during the quarter ended June 30, 2009. The peak daily production from these wells was 3.7 MMcf, 3.2 MMcf, and 4.1 MMcf. Drilling and completion costs continue to improve for these wells.

The company is now using a top hole rig to drill the 6,000-ft. vertical portion of its Marcellus Shale wells, while using its one horizontal rig to drill into the curve and the nearly 3,000-ft. lateral. This paired rig concept has had the effect of increasing the number of horizontal wells that the company can drill each month. Previously, only one well could be drilled per month, now two wells can be drilled per month. This method also has lowered the cost of drilling a well in this area.

CNX Gas is also placing more wells on a single pad in the Marcellus play. The company had been drilling pairs of wells on a single pad. By using the same pad for a third well, we obtained even greater efficiencies, resulting in additional cost reductions for Marcellus wells. By year-end, CNX Gas plans to increase the number of horizontal Marcellus Shale wells drilled on a single pad to six.

CONSOL Energy continues to beneficially own approximately 83.3% of our outstanding common stock, and as such, CNX Gas’ financial statements are consolidated into CONSOL Energy’s financial statements.

On March 31, 2009, CONSOL Energy privately placed 23,093 of restricted stock units with certain directors and an officer of CONSOL Energy, in exchange for their surrender to CNX Gas of 24,047 CNX Gas restricted stock units. Each surrendered CNX Gas restricted stock unit was exchanged for approximately 0.96 of a CONSOL Energy restricted stock unit.

Results of Operations

Three Months Ended June 30, 2009 compared with Three Months Ended June 30, 2008

(Amounts reported in millions)

Net Income

Net income attributable to CNX Gas Shareholders changed primarily due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$150	$179	$(29)	(16.2)%
Related Party Sales	1	1	—	—
Royalty Interest Gas Sales	9	23	(14)	(60.9)%
Purchased Gas Sales	1	2	(1)	(50.0)%
Other Income	1	1	—	—

Total Revenue and Other Income	162	206	(44)	(21.4)%
Costs and Expenses:
Lifting Costs	14	18	(4)	(22.2)%
Gathering and Compression Costs	23	20	3	15.0%
Royalty Interest Gas Costs	7	22	(15)	(68.2)%
Purchased Gas Costs	—	1	(1)	(100.0)%
Other	6	—	6	100.0%
General and Administrative	18	15	3	20.0%
Other Corporate Expenses	14	7	7	100.0%
Depreciation, Depletion and Amortization	25	17	8	47.1%
Interest Expense	2	2	—	—

Total Costs and Expenses	109	102	7	6.9%

Earnings Before Income Taxes	53	104	(51)	(49.0)%
Income Tax Expense	20	40	(20)	(50.0)%

Net Income Attributable to CNX Gas Shareholders	$33	$64	$(31)	(48.4)%

Lower net income attributable to CNX Gas Shareholders was primarily due to lower sales prices, offset, in part, by higher sales volumes and lower unit costs. See below for additional details.

Revenue and Other Income

Revenue and other income decreased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$150	$179	$(29)	(16.2)%
Related Party Sales	1	1	—	—
Royalty Interest Gas Sales	9	23	(14)	(60.9)%
Purchased Gas Sales	1	2	(1)	(50.0)%
Other Income	1	1	—	—

Total Revenue and Other Income	$162	$206	$(44)	(21.4)%

Outside sales and related party sales, combined, decreased due primarily to lower average sales prices received, offset, in part, by higher volumes of gas sold.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	22.5	18.8	3.7	19.7%
Average Sales Price Per thousand cubic feet	$6.71	$9.63	$(2.92)	(30.3)%

Sales volumes increased as a result of additional wells coming online from our on-going drilling program. These increases in sales volumes were offset, in part, by a decline of approximately 1.0 Bcf due to the idling of CONSOL Energy’s Buchanan Mine longwall system throughout most of the 2009 period. The decrease in average sales price is the result of the general market price decreases in the period-to-period comparison. The general market price decline was offset, in part, by the various gas swap transactions entered into by CNX Gas. These gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 12.5 Bcf of our produced gas sales volumes for the three months ended June 30, 2009 at an average price of $8.96 per Mcf. In the three months ended June 30, 2008, these financial hedges represented approximately 11.7 Bcf at an average price of $9.28 per Mcf.

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2009 Period	2008 Period	Variance	Percentage Change
Royalty Interest Gas Sales Volumes (in billion cubic feet)	2.6	1.9	0.7	36.8%
Average Sales Price Per thousand cubic feet	$3.30	$11.99	$(8.69)	(72.5)%

Purchased gas sales volumes represent volumes of gas we sold at market prices that were purchased from third-party producers.

	2009 Period	2008 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.3	0.1	0.2	200.0%
Average Sales Price Per thousand cubic feet	$3.83	$12.36	$(8.53)	(69.0)%

Other income includes gathering revenue, equity in earnings of affiliates, interest income and various other miscellaneous transactions. Other income remained consistent at $1 million in the period-to-period comparison.

Costs and Expenses

Costs and Expenses increased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Costs and Expenses:
Lifting Costs	$14	$18	$(4)	(22.2)%
Gathering and Compression	23	20	3	15.0%
Royalty Interest Gas Costs	7	22	(15)	(68.2)%
Purchased Gas	—	1	(1)	(100.0)%
Other	6	—	6	100.0%
General and Administrative	18	15	3	20.0%
Other Corporate Expenses	14	7	7	100.0%
Depreciation, Depletion and Amortization	25	17	8	47.1%
Interest Expense	2	2	—	—

Total Cost and Expenses	$109	$102	$7	6.9%

Lifting costs decreased $4 million in the period-to-period comparison due to lower average unit costs, offset, in part, by higher volumes of gas sold.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	22.5	18.8	3.7	19.7%
Average Lifting Costs Per thousand cubic feet	$0.60	$0.96	$(0.36)	(37.5)%

Average lifting costs per unit decreased in the 2009 period as a result of several factors.

•	Severance taxes have decreased $0.24 per thousand cubic feet primarily due to lower average sales prices in the 2009 period compared to the 2008 period.

•	Well service costs have also decreased by $0.10 per thousand cubic feet due to lower contract rig hours needed as a result of less pump maintenance being required in the 2009 period.

•

Property and other taxes per unit decreased by $0.03 per thousand cubic feet due to the impact of higher volumes produced in the 2009 period. Actual dollars spent remained consistent in the period-to-period comparison.

•

Other costs decreased $0.11 per thousand cubic feet primarily due to the impact of additional gas volumes sold during the period. Dollars spent remained consistent in the period-to-period comparison, therefore additional volumes decreased the unit cost.

These decreases in average lifting cost per unit were offset, in part, by higher idle rig charges. CNX Gas has incurred approximately $0.12 per thousand cubic feet of costs related to idling various drilling rigs throughout the company. Some of CNX Gas’ drilling contracts require minimum payments be made to the contracting party when drilling rigs are not being used. The CNX Gas drilling program has been slowed down pending a change in the economic environment. These idle rig charges resulted in an increase to costs.

The increase of $3 million in gathering and compression was attributable to higher volumes produced, offset, in part, by lower average unit costs during the 2009 period compared to the 2008 period.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	22.5	18.8	3.7	19.7%
Average Gathering and Compression Costs Per thousand cubic feet	$1.04	$1.07	$(0.03)	(2.8)%

The decrease in average gathering and compression unit costs was attributable to the following items.

•	Gob well collection costs decreased $0.06 per thousand cubic feet due primarily to the idling of the Buchanan longwall throughout the majority of the 2009 period.

•

Compression expenses decreased $0.04 per thousand cubic feet due primarily to a reduction in the number of compressors utilized in the Northern Appalachian production field. Due to the slow-down in the drilling program in Northern Appalachia, rented compressors have been returned to more appropriately design the gathering fields for existing needs.

•

Other costs decreased approximately $0.08 per thousand cubic feet. Dollars spent for other costs remained consistent in the period-to-period comparison; therefore, additional volumes gathered and transported have lowered the related unit costs for these components.

These decreases were offset, in part, by the following cost per unit increases.

•	Firm transportation costs have increased $0.09 per thousand cubic feet due primarily to acquiring additional capacity in the Northern Appalachian region after the 2008 period.

•	Power and fuel costs increased $0.06 per thousand cubic feet primarily due to a power rate increase which occurred after the 2008 period.

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in market prices, contractual differences among leases and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2009 Period	2008 Period	Variance	Percentage Change
Royalty Interest Gas Sales Volumes (in billion cubic feet)	2.6	1.9	0.7	36.8%
Average Cost Per thousand cubic feet	$2.47	$11.67	$(9.20)	(78.8)%

Purchased gas sales volumes represent volumes of gas purchased from third-party producers that we sell. Purchased gas volumes sold also reflect the impact of pipeline imbalances. The lower average cost per thousand cubic feet is due to overall price decreases and contractual differences among customers in the period-to-period comparison.

	2009 Period	2008 Period	Variance	Percentage Change
Purchased Gas Cost Volumes (in billion cubic feet)	0.2	0.1	0.1	100.0%
Average Cost Per thousand cubic feet	$2.26	$11.42	$(9.16)	(80.2)%

Other costs and expenses increased $6 million due to the following items.

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Dry hole and other costs	$4	$—	$4	100.0%
Exploration	2	—	2	100.0%

Total Other Costs and Expenses	$6	$—	$6	100.0%

Dry hole and other costs were incurred in the 2009 period related to the determination that certain areas where an exploration well was drilled would not be economical to pursue. The costs for the exploration wells, which were previously capitalized, were expensed. Other costs include costs which were previously capitalized related to permitting certain areas in advance of drilling. Costs related to particular permits where management has determined that no drilling will take place have been expensed.

Exploration expense increased primarily due to increased land rental expenses and additional core hole samples completed in the period-to-period comparison.

General and administrative expenses increased $3 million in the period-to-period comparison. The increased general and administrative expense is attributable to the reassignment of certain CNX Gas personnel in the fourth quarter of 2008 from operational roles to general and administrative oversight functions. These reassignments resulted in approximately $2 million of additional general and administrative expense in the period-to-period comparison. General and administrative expenses were also impacted by the management consolidation with CONSOL Energy, our majority shareholder, that was completed in the first quarter of 2009. The goal of the management consolidation was to improve performance and profitability of both companies as well as to increase efficiency and reduce costs across all business areas. The consolidation resulted in employees being transferred from CNX Gas to CONSOL Energy during the three months ended March 31, 2009. Services previously provided by the CNX Gas employees are now provided by CONSOL Energy, and accordingly, charged to CNX Gas.

Other corporate expenses have increased $7 million due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Stock-based compensation	$8	$4	$4	100.0%
Short-term incentive compensation	5	3	2	66.7%
Miscellaneous	1	—	1	100.0%

Total Other Corporate Expenses	$14	$7	$7	100.0%

Stock-based compensation expense increased $4 million in the period-to-period comparison primarily due to $3 million of fair value adjustments associated with the exchange offer to convert CNX Gas performance share units into CONSOL Energy restricted stock units The 2009 period also includes approximately $1 million of allocated expense from CONSOL Energy related to stock-based compensation expense.

The short-term incentive compensation program is designed to increase compensation to eligible employees when CNX Gas reaches predetermined targets for production, unit cost and safety goals. Short-term incentive compensation expense is $2 million higher in the 2009 period due to higher expected payouts than in the previous period.

Miscellaneous other corporate expenses increased $1 million dollars in the period-to-period comparison primarily due to cease use expenses incurred related to the relocation of CNX Gas’ corporate office and the cease use of the old facility.

Depreciation, depletion and amortization have increased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Production	$20	$12	$8	66.7%
Gathering	5	5	—	—

Total Depreciation, Depletion and Amortization	$25	$17	$8	47.1%

The increase in production depreciation, depletion and amortization was primarily due to increased volumes produced combined with an increase in the units-of-production rates for the Northern Appalachian region in the period-to-period comparison. These rates increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves.

Gathering depreciation, depletion and amortization is recorded using the straight-line method and remained consistent in the period-to-period comparison.

Interest expense of $2 million remained consistent in the period-to-period comparison.

Income Taxes

	2009 Period	2008 Period	Variance	Percentage Change
Earnings Before Income Taxes	$53	$104	$(51)	(49.0)%
Income Tax Expense	$20	$40	$(20)	(50.0)%
Effective Income Tax Rate	37.9%	38.4%	(0.5)%

CNX Gas’ effective income tax rate decreased in the period-to-period comparison primarily due to changes in the net effect of the Domestic Production Activities Deduction. See “Note 4 – Income Taxes” in Item 1of the Condensed Financial Statements of this Form 10-Q for additional details.

Results of Operations

Six Months Ended June 30, 2009 compared with Six Months Ended June 30, 2008

(Amounts reported in millions)

Net Income

Net income attributable to CNX Gas Shareholders changed primarily due to the following items:

	2009 Year-to-Date Period	2008 Year-to-Date Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$312	$306	$6	2.0%
Related Party Sales	1	5	(4)	(80.0)%
Royalty Interest Gas Sales	21	39	(18)	(46.2)%
Purchased Gas Sales	3	5	(2)	(40.0)%
Other Income	3	11	(8)	(72.7)%

Total Revenue and Other Income	340	366	(26)	(7.1)%
Costs and Expenses:
Lifting Costs	25	29	(4)	(13.8)%
Gathering and Compression Costs	45	35	10	28.6%
Royalty Interest Gas Costs	17	38	(21)	(55.3)%
Purchased Gas Costs	2	5	(3)	(60.0)%
Other	8	1	7	700.0%
General and Administrative	35	28	7	25.0%
Other Corporate Expenses	14	9	5	55.6%
Depreciation, Depletion and Amortization	48	33	15	45.5%
Interest Expense	4	3	1	33.3%

Total Costs and Expenses	198	181	17	9.4%

Earnings Before Income Taxes	142	185	(43)	(23.2)%
Income Tax Expense	54	71	(17)	(23.9)%

Net Income Attributable to CNX Gas Shareholders	$88	$114	$(26)	(22.8)%

Lower net income attributable to CNX Gas Shareholders was primarily due to lower sales prices, offset, in part, by higher sales volumes and lower unit costs. See below for additional details.

Revenue and Other Income

Revenue and other income decreased due to the following items:

	2009 Year-to-Date Period	2008 Year-to-Date Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$312	$306	$6	2.0%
Related Party Sales	1	5	(4)	(80.0)%
Royalty Interest Gas Sales	21	39	(18)	(46.2)%
Purchased Gas Sales	3	5	(2)	(40.0)%
Other Income	3	11	(8)	(72.7)%

Total Revenue and Other Income	$340	$366	$(26)	(7.1)%

Outside sales and related party sales, combined, increased due primarily to higher volumes of gas sold, offset, in part, by lower average sales prices received.

	2009 Year-to-Date Period	2008 Year-to-Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	44.5	34.7	9.8	28.2%
Average Sales Price Per thousand cubic feet	$7.04	$8.99	$(1.95)	(21.7)%

Sales volumes increased as a result of additional wells coming online from our on-going drilling program. These increases in sales volumes were offset, in part, by approximately 1.2 Bcf due to the idling of CONSOL Energy’s Buchanan Mine longwall system during the year-to-date 2009 period. The decrease in average sales price is the result of the general market price decreases in the period-to-period comparison. The general market price decline was offset, in part, by the various gas swap transactions entered into by CNX Gas. These gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 23.2 Bcf of our produced gas sales volumes for the six months ended June 30, 2009 at an average price of $9.37 per Mcf. In the six months ended June 30, 2008, these financial hedges represented approximately 17.8 Bcf at an average price of $8.97 per Mcf.

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2009 Year-to-Date Period	2008 Year-to-Date Period	Variance	Percentage Change
Royalty Interest Gas Sales Volumes (in billion cubic feet)	4.9	3.8	1.1	28.9%
Average Sales Price Per thousand cubic feet	$4.38	$10.29	$(5.91)	(57.4)%

Purchased gas sales volumes represent volumes of gas we sold at market prices that were purchased from third-party producers.

	2009 Year-to-Date Period	2008 Year-to-Date Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.6	0.6	—	—
Average Sales Price Per thousand cubic feet	$4.63	$8.94	$(4.31)	(48.2)%

Other income consists of the following items:

	2009 Year-to-Date Period	2008 Year-to-Date Period	Dollar Variance	Percentage Change
Insurance settlement	$—	$8	$(8)	(100.0)%
Royalty settlement	—	1	(1)	(100.0)%
Timber income	1	1	—	—
Miscellaneous	2	1	1	100.0%

Total Other Income	$3	$11	$(8)	(72.7)%

In March 2008, CNX Gas received notice from its insurance carrier that $8 million would be paid as final settlement of the insurance claim related to the July 2007 Buchanan Mine event which idled the mine. The $8 million represents business interruption coverage.

The royalty settlement in the year-to-date 2008 period was due to an agreement with third parties related to the underpayment of prior years royalty interest owed to CNX Gas from other third-party producers.

Timber income remained consistent in the period-to-period comparison.

Miscellaneous income increased $1 million in the year-to-date period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Costs and Expenses

Costs and Expenses increased due to the following items:

	2009 Year-to-Date Period	2008 Year-to-Date Period	Dollar Variance	Percentage Change
Costs and Expenses:
Lifting Costs	$25	$29	$(4)	(13.8)%
Gathering and Compression	45	35	10	28.6%
Royalty Interest Gas Costs	17	38	(21)	(55.3)%
Purchased Gas Costs	2	5	(3)	(60.0)%
Other	8	1	7	700.0%
General and Administrative	35	28	7	25.0%
Other Corporate Expenses	14	9	5	55.6%
Depreciation, Depletion and Amortization	48	33	15	45.5%
Interest Expense	4	3	1	33.3%

Total Costs and Expenses	$198	$181	$17	9.4%

Lifting costs decreased $4 million in the year-to-date period-to-period comparison due to lower average unit costs, offset, in part, by higher sales volumes.

	2009 Year-to-Date Period	2008 Year-to-Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	44.5	34.7	9.8	28.2%
Average Lifting Costs Per thousand cubic feet	$0.56	$0.85	$(0.29)	(34.1)%

Average lifting costs per unit decreased in the year-to-date 2009 period as a result of several factors.

•

Severance taxes have decreased $0.23 per thousand cubic feet due to a $0.07 adjustment related to a revised estimate of pending litigation. Severance taxes were also lower in the current period due to the reduction in the average sales prices in the year-to-date 2009 period.

•	Well service costs per unit have also decreased by $0.07 per thousand cubic feet due to lower contract service rig hours needed as a result of less pump maintenance being required in the 2009 period.

•

Other costs per unit decreased $0.14 per thousand cubic feet due primarily to the impact of additional volumes of gas sold during the year-to-date 2009 period. Dollars spent remained consistent in the period-to-period comparison, therefore additional volumes decreased the unit cost.

These decreases in costs were offset, in part, by the following items.

•

CNX Gas has incurred approximately $0.08 per thousand cubic feet of costs related to idling various drilling rigs throughout the company. Some of CNX Gas’ drilling contracts require minimum payments be made to the contracting party when drilling rigs are not being used. The CNX Gas drilling program has been slowed down pending a change in the economic environment. These charges resulted in an increase to costs.

•	Contractual services have increased $0.03 per thousand cubic feet due to additional pumper services which monitor the pumps on existing frac wells to maintain production.

•	Water disposal costs increased $0.02 per thousand cubic feet due to additional volumes of water produced by CNX Gas wells in the year-to-date 2009 period compared to the year-to-date 2008 period.

•	Repairs and maintenance costs have increased $0.02 per thousand cubic feet due to higher material expenses and higher contract labor expenses in the current year.

The increase of $10 million in gathering and compression was attributable to higher volumes produced during the year-to-date 2009 period compared to the year-to-date 2008 period.

	2009 Year-to-Date Period	2008 Year-to-Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	44.5	34.7	9.8	28.2%
Average Gathering and Compression Costs Per thousand cubic feet	$1.02	$1.02	$—	—

Average gathering and compression unit costs were consistent in the year-to-date period-to-period comparison. Changes in the average unit costs were attributable to the following:

•	Firm transportation costs have increased $0.09 per thousand cubic feet due primarily to acquiring additional capacity in the Northern Appalachian region after the 2008 period.

•

Power and fuel costs increased $0.06 per thousand cubic feet due to a power rate increase which occurred after the 2008 period. Also, the increase was due to additional compressors being placed in service after the 2008 period along the existing gathering system in the Central Appalachian production field in order to flow the increasing gas volumes more efficiently.

These increases in unit costs were offset by the following items.

•

Lower gob collection charges per unit were primarily due to the Buchanan longwall being idled throughout the majority of the year-to-date 2009 period. Gob collection charges were $0.04 per thousand cubic feet lower in the year-to-date 2009 period compared to the year-to-date 2008 period.

•

Compression costs were $0.03 per thousand cubic feet lower in the period-to-period comparison. The dollars spent on compression were consistent in the year-to-date period-to-period comparison, therefore the increased volumes sold reduced the per unit calculation.

•

Other costs and expenses were $0.08 per thousand cubic feet lower in the period comparison primarily due to higher volumes in the year-to-date 2009 period. Dollars spent on other costs and expenses remained consistent in the period-to-period comparison, therefore additional volumes have lowered the average unit costs.

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in market prices, contractual differences among leases and the mix of average and index prices used in calculating royalties contributed to the year-to-date period-to-period change.

	2009 Year-to-Date Period	2008 Year-to-Date Period	Variance	Percentage Change
Royalty Interest Gas Sales Volumes (in billion cubic feet)	4.9	3.8	1.1	28.9%
Average Cost Per thousand cubic feet	$3.51	$10.03	$(6.52)	(65.0)%

Purchased gas sales volumes represent volumes of gas purchased from third-party producers that we sell. Purchased gas volumes sold also reflect the impact of pipeline imbalances. The lower average cost per thousand cubic feet is due to overall price decreases and contractual differences among customers in the year-to-date period-to-period comparison.

	2009 Year-to-Date Period	2008 Year-to-Date Period	Variance	Percentage Change
Purchased Gas Cost Volumes (in billion cubic feet)	0.5	0.6	(0.1)	(16.7)%
Average Cost Per thousand cubic feet	$3.64	$8.52	$(4.88)	(57.3)%

Other costs and expenses increased $7 million due to the following items:

	2009 Year-to-Date Period	2008 Year-to-Date Period	Dollar Variance	Percentage Change
Dry hole and other expenses	$5	$—	$5	100.0%
Exploration	3	1	2	200.0%

Total Other Costs and Expenses	$8	$1	$7	700.0%

Dry hole and other costs were incurred in the year-to-date 2009 period related to the determination that certain areas where an exploration well was drilled would not be economical to pursue. The costs for the exploration well, which were previously capitalized, were expensed. Other costs include costs which were previously capitalized related to permitting certain areas in advance of drilling. Costs related to particular permits where management has determined that no drilling will take place have been expensed.

Exploration expense increased primarily due to additional land rental expenses and higher core hole samples completed in the year-to-date period-to-period comparison.

General and Administrative expenses increased $7 million in the year-to-date period-to-period comparison. The increased general and administrative expense is attributable to the reassignment of certain CNX Gas personnel in the fourth quarter of 2008 from operational roles to general and administrative oversight functions. These reassignments resulted in approximately $5 million of additional general and administrative expense in the period-to-period comparison. General and administrative expenses were also impacted by the management consolidation with CONSOL Energy, our majority shareholder, that was completed in the first quarter of 2009. The goal of the management consolidation was to improve performance and profitability of both companies as well as to increase efficiency and reduce costs across all business areas. The consolidation resulted in employees being transferred from CNX Gas to CONSOL Energy during the first quarter. Services previously provided by the CNX Gas employees are now provided by CONSOL Energy, and accordingly, billed to CNX Gas.

Other corporate expenses have increased $5 million due to the following items:

	2009 Year-to-Date Period	2008 Year-to-Date Period	Dollar Variance	Percentage Change
Stock-based compensation	$5	$5	$—	—
Short-term incentive compensation	7	4	3	75.0%
Miscellaneous	2	—	2	100.0%

Total Other Corporate Expenses	$14	$9	$5	55.6%

Stock-based compensation expense has remained consistent in the year-to-date period-to-period comparison. The year-to-date 2009 periods contains $3 million of fair value adjustments associated with the exchange offer to convert CNX Gas performance share units into CONSOL restricted stock units. The year-to-date 2009 period also includes approximately $1 million of allocated expense from CONSOL Energy related to the stock-based compensation expense. These increased current quarter expenses were offset by changes in the valuation of the performance share units during the first quarter. In the first quarter of 2009, the performance share units were valued in accordance with CNX Gas’ total shareholder return as compared to a predetermined peer group which resulted in a $4 million dollar reduction of expense.

The short-term incentive compensation program is designed to increase compensation to eligible employees when CNX Gas reaches predetermined targets for production, unit cost and safety goals. Short-term incentive compensation expense is higher in the year-to-date 2009 period due to expected higher payouts than in the previous period.

Miscellaneous other corporate expenses increased $2 million dollars in the period-to-period comparison primarily due to cease use expenses of $1 million incurred related to the relocation of CNX Gas’ corporate office in the three months ended June 30, 2009, and various other transactions that occurred throughout the 2009 period, none of which were individually material.

Depreciation, depletion and amortization have increased due to the following items:

	2009 Year-to-Date Period	2008 Year-to-Date Period	Dollar Variance	Percentage Change
Production	$37	$23	$14	60.9%
Gathering	11	10	1	10.0%

Total Depreciation, Depletion and Amortization	$48	$33	$15	45.5%

The increase in production depreciation, depletion and amortization was primarily due to increased volumes produced, combined with an increase in the units of production rates for the Northern Appalachian region in the year-to-date period-to-period comparison. These rates increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves.

Gathering depreciation, depletion and amortization is recorded using the straight-line method and increased $1 million in the period-to-period comparison due to assets placed in service after the 2008 period.

Interest expense increased $1 million in the year-to-date period-to-period comparison due to outstanding principal on the revolving credit facility.

	2009 Year-to-Date Period	2008 Year-to-Date Period	Dollar Variance	Percentage Change
Revolving credit facility	$1	$—	$1	100.0%
Capitalized leases	2	2	—	—
Other	1	1	—	—

Total Interest Expense	$4	$3	$1	33.3%

Interest expense related to the revolving credit facility increased by $1 primarily due to a higher average outstanding balance when compared to the year-to-date 2008 period.

Capitalized leases and other interest remained consistent in the year-to-date period-to-period comparison.

Income Taxes

	2009 Year-to-Date Period	2008 Year-to-Date Period	Variance	Percentage Change
Earnings Before Income Taxes	$142	$185	$(43)	(23.2)%
Income Tax Expense	$54	$71	$(17)	(23.9)%
Effective Income Tax Rate	38.3%	38.4%	(0.1)%

CNX Gas’ effective income tax rate decreased in the year-to-date period-to-period comparison primarily due to changes in the net effect of the Domestic Production Activities Deduction. See “Note 4—Income Taxes” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q

Liquidity and Capital Resources

CNX Gas has satisfied its working capital requirements and funded its capital expenditures with cash from operations and its $200 million credit facility. Our credit agreement provides for a revolving credit facility with an initial aggregate outstanding principal amount of up to $200 million (with the ability to request an increase in the aggregate outstanding principal amount up to $300 million), including borrowings and letters of credit. We use the credit facility for general corporate purposes, including transaction fees, letters of credit, acquisitions, capital expenditures and working capital. Our obligations under our credit agreement are not secured by a lien on our assets, however the agreement does contain a negative pledge provision providing that our assets cannot be used to secure any other obligation. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. The interest coverage ratio was 68.35 to 1.00 at June 30, 2009. The facility also includes a maximum leverage ratio covenant of no more than 3.00 to 1.00, measured quarterly. The leverage ratio covenant was 0.35 to 1.00 at June 30, 2009. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. At June 30, 2009, the facility had $81.0 million of borrowings outstanding and $14.9 million of letters of credit outstanding, leaving $104.1 million of unused capacity.

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

We believe that cash generated from operations and borrowings under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures (other than major acquisitions), and required financial resources. Nevertheless, our ability to satisfy our working capital requirements or fund planned capital expenditures will depend upon our future operating performance, which will be affected by prevailing economic conditions in the gas industry and other financial and business factors, some of which are beyond our control.

Currently, there is an unprecedented uncertainty in the financial markets. The uncertainty in the markets brings additional potential risks to CNX Gas. The risks include additional declines in our stock price, less availability and higher costs of additional credit, potential counterparty defaults, and further commercial bank failures. Although the majority of the financial institutions in our bank group appear to be strong, there are some that have been and could be considered take-over candidates. Although we have no indication that any such transactions would impact our current credit facility, the possibility does exist. Financial market disruptions may impact our ability to collect trade receivables. We constantly monitor the creditworthiness of our customers. We believe that our current group of customers is sound and represent no abnormal business risk.

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX Gas enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CNX Gas has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was an asset of approximately $194.3 million at June 30, 2009. The ineffective portion of these contracts was insignificant to earnings in the six months ended June 30, 2009. Hedge counterparties consist of commercial banks who participate in the revolving credit facility. No issues related to our hedge agreements have been encountered to date.

CNX Gas frequently evaluates potential acquisitions. CNX Gas has funded acquisitions primarily with cash generated from operations and proceeds from our revolving credit facility. There can be no assurance that capital resources, including debt financing, will be available to CNX Gas on terms which we find acceptable, or at all.

Cash Flows (in millions)

	Six Months Ended June 30,
	2009	2008	Change
Cash provided by operating activities	$214	$187	$27
Cash used in investing activities	$(212)	$(234)	$22
Cash provided by financing activities	$4	$39	$(35)

Cash provided by operating activities increased primarily due to changes in accounts receivable related to lower pricing, offset in part, by higher volumes sold. These increases in cash provided by operating activities were offset, in part, by lower net income attributable to CNX Gas Shareholders, which included, higher depreciation, depletion and amortization due to higher units-of-production rates as well as higher volumes. Operating cash flows also decreased due to various other changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods.

Cash used in investing activities decreased primarily due to the acquisition of Knox Energy for $36 million which occurred in the six months ended June 30, 2008. This decrease was offset, in part, by increased capital expenditures of $14 million primarily related to the increased Marcellus drilling program in Northern Appalachia.

Cash provided by financing activities decreased $35 million primarily due to changes in borrowings on the revolving credit facility in the period-to-period comparison. CNX Gas received $8 million of proceeds in 2009 compared to $27 million of proceeds in 2008. Debt held by our variable interest entity also contributed to lower cash provided by financing activities. Payments of $2 million were made by the variable interest entity in 2009 compared to $12 million of proceeds received in 2008. There were various other changes in financing activities in the period-to-period comparison, none of which were individually material.

Contractual Commitments

The following is a summary of our significant contractual obligations at June 30, 2009 (dollars in thousands):

	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Short Term Debt Obligations—Revolver	$81,000	$—	$—	$—	$81,000
Long Term Debt Obligations	4,479	12,399	—	622	17,500
Capital Lease Obligations	8,648	15,596	14,830	54,064	93,138
Operating Lease Obligations	3,900	3,638	2,734	1,574	11,846
Other Long-term Liabilities:
Gas Firm Transportation Obligation	25,827	53,414	50,282	314,826	444,349
Other Liabilities	3,100	4,200	5,000	10,947	23,247
Gas Well Plugging Liabilities	195	95	1,770	5,957	8,017
Post Retirement Benefits Other Than Pension	158	340	325	2,252	3,075
Purchase Obligations	2,728	3,416	—	—	6,144

Total Contractual Obligations (a)	$130,035	$93,098	$74,941	$390,242	$688,316

(a)	The significant obligation table does not include obligations to taxing authorities related to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Stockholders’ Equity

CNX Gas had stockholders’ equity of $1,480 million at June 30, 2009 and $1,385 million at December 31, 2008. The increase was primarily attributable to net income and amortization of stock-based compensation, offset, in part, by other comprehensive income related to cash flow hedges.

Off-Balance Sheet Transactions

CNX Gas does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CNX Gas’ changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements. CNX Gas uses a combination of surety bonds, corporate guarantees and letters of credit to secure our financial obligations for employee-related, environmental, deliveries and various other items which are not reflected on the balance sheet at June 30, 2009. Management believes these items will expire without being funded. See Note 7- Commitments and Contingent Liabilities for additional details of the various financial guarantees that have been issued by CNX Gas.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 166), that is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. SFAS 166 requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This Statement is effective for an entity’s first annual reporting period after November 15, 2009. Management is currently assessing this guidance to determine the impact on CNX Gas.

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	our business strategy;

•	our financial position, cash flow and liquidity;

•	the deteriorating economic conditions in the United States and globally;

•	declines in the prices we receive for our gas affecting our operating results and cash flow;

•	uncertainties in estimating our gas reserves and replacing our gas reserves;

•	uncertainties in exploring for and producing gas;

•	our inability to obtain additional financing necessary in order to fund our operations, capital expenditures and to meet our other obligations;

•	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas;

•	the cost of disposing of water from our coal bed methane and Marcellus Shale wells;

•	the cost of removing impurities from the gas we produce;

•	the availability of personnel and equipment, including our inability to retain and attract key personnel;

•	increased costs;

•	the effects of government regulation, permitting and other legal requirements;

•	legal uncertainties regarding the ownership of the coalbed methane estate, and costs associated with perfecting title for gas rights in some of our properties;

•	litigation concerning real property rights, intellectual property rights, royalty calculations and other matters;

•	our relationships and arrangements with CONSOL Energy; and

•	other factors discussed under “Risk Factors” in the 10-K for the year ended December 31, 2008 and in this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CNX Gas believes that the use of derivative instruments, along with the risk assessment procedures and internal controls, mitigates CNX Gas’ exposure to material risk. However, the use of derivative instruments without other risk assessment procedures could materially affect CNX Gas’ results of operations depending on market prices. Nevertheless, we believe that use of these instruments will not have a material adverse effect on our financial position or liquidity.

For a summary of accounting policies related to derivative instruments, see Note 1 of the notes to the consolidated annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Sensitivity analyses of the incremental effects on future pre-tax income of a hypothetical 10% and 25% decrease in natural gas prices for open derivative instruments as of June 30, 2009 are provided in the following table.

	Incremental decrease in pre-tax income assuming a Hypothetical price decrease of:
	10%	25%
	(In millions)
Natural Gas (1)	$53.5	$133.9

(1)	CNX Gas remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be offset by price changes in the underlying hedged item. CNX Gas entered into derivative instruments to convert the market prices related to portions of the 2009 through 2012 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. For the six months ended June 30, 2009, changes related to these contracts was a net loss of $6.5 million (net of $4.8 deferred tax) . We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

Hedging Volumes

As of June 30, 2009, our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended				Total Year
	March 31,	June 30,	September 30,	December 31,
2009 Fixed Price Volumes
Hedged Mcf	10,670,103	12,507,732	13,185,567	11,162,371	47,525,773
Weighted Average Hedge Price/Mcf	$9.85	$8.96	$8.69	$9.02	$9.10
2010 Fixed Price Volumes
Hedged Mcf	12,989,691	13,603,093	12,659,794	6,335,052	45,587,629
Weighted Average Hedge Price/Mcf	$8.76	$8.15	$7.56	$6.55	$7.94
2011 Fixed Price Volumes
Hedged Mcf	2,783,505	2,814,433	2,845,361	2,845,361	11,288,660
Weighted Average Hedge Price/Mcf	$6.89	$6.89	$6.89	$6.89	$6.89
2012 Fixed Price Volumes
Hedged Mcf	3,752,577	3,752,577	3,793,814	3,793,814	15,092,784
Weighted Average Hedge Price/Mcf	$6.84	$6.84	$6.84	$6.84	$6.84

CNX Gas is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review. All of the counterparties to CNX Gas’ natural gas derivative instruments also participate in CNX Gas’ revolving credit facility. See Liquidity and Capital Resources section of Item 2 for further discussion of current capital markets.

CNX Gas’ interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 2009, CNX Gas had $79 million aggregate principal amount of debt outstanding under fixed-rate instruments and $81 million aggregate principal amount of debt outstanding under variable-rate instruments. CNX Gas’ primary exposure to market risk is for changes in interest rates related to the revolving credit facility, under which there were $81 million of borrowings outstanding at June 30, 2009. CNX Gas’ revolving credit facility bore interest at a weighted average rate of 1.5% per annum during the six months ended June 30, 2009. Due to the low interest rate and the level of borrowings against this facility in the six months ended June 30, 2009, a 100 basis-point increase in the average rate for CNX Gas’ revolving credit facility would not have significantly decreased net income for the period.

All CNX Gas transactions are denominated in U.S. dollars, and, as a result, we do not have any exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

CNX Gas, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that CNX Gas’ disclosure controls and procedures are effective as of June 30, 2009 to ensure that information required to be disclosed by CNX Gas in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The first through seventh paragraphs of “Note 7—Commitments and Contingent Liabilities” in Part I, Condensed Consolidated Financial Statements of this Form 10-Q are incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERES TO A VOTE OF SECURITY HOLDERS

The Annual Meeting (the “Meeting”) of Shareholders of CNX Gas Corporation (the “Company”) was held on April 28, 2009. As of March 13, 2009, the Record Date for the Meeting, there were outstanding 150,971,711 voting shares of Common Stock of the Company. There were present, in person or by proxy, at the Meeting, shareholders of record of 149,424,854 shares of Common Stock of the Company entitled to exercise 99.0% of the voting power of the Company in respect of any of the purposes for which the Meeting was called. The shares so represented constituted a quorum of shareholders for purposes of holding a valid Meeting. At the Meeting, the following actions were taken:

1.	Election of Directors

The following persons were elected Directors of the Company, each having received the number of votes set opposite his respective name:

Nominee	Votes For	Votes Withheld
Philip W. Baxter	138,023,782	11,401,069
James E. Altmeyer, Sr.	131,557,893	17,866,958
Raj K. Gupta	138,052,894	11,371,957
J. Brett Harvey	132,777,428	16,647,423
John R. Pipski	146,294,693	3,130,158

There were no abstentions or broker non-votes on this matter.

2.	Ratification of Ernst & Young LLP, as independent auditors

The ratification of the selection of Ernst & Young LLP as independent auditors for the year ending December 31, 2009 was approved by a vote of the shareholders, having received 149,369,112 votes in favor of approval, and 36,223 votes against approval. There were 19,519 abstentions and no broker non-votes on this matter.

ITEM 6.	EXHIBITS

3.2	Third Amended and Restated Bylaws dated June 17, 2009 incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 23, 2009

10.1	Summary of Non-Employee Director Compensation

10.2	Form of Election and Restricted Stock Unit Award Agreement (Exchange Offer), incorporated by reference to Exhibit 99.1 to Amendment No. 1 to Form S-4 of CONSOL Energy Inc. (file no. 333-157894) filed on June 26, 2009

10.3	Form of Indemnification Agreement for Directors and Executive Officers

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2009 furnished in XBRL)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed. In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: August 3, 2009

CNX Gas Corporation

By:	/s/ J. BRETT HARVEY
J. Brett Harvey
Chairman and Chief Executive Officer (Chief Executive Officer and Director)

By:	/s/ WILLIAM J. LYONS
William J. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)