Form 10-Q
period 2009-09-30
CNX Gas Corp
filed 2009-10-28
CIK 1335793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was registrant was required to submit and post such files).

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

Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of October 20, 2009 is 150,984,596 shares.

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue and Other Income:
Outside Sales	$153,959	$188,612	$465,727	$494,624
Related Party Sales	825	2,587	2,260	8,035
Royalty Interest Gas Sales	8,443	22,902	29,741	61,921
Purchased Gas Sales	1,471	1,674	4,102	6,860
Other Income	955	1,172	3,815	11,929

Total Revenue and Other Income	165,653	216,947	505,645	583,369
Costs and Expenses:
Lifting Costs	14,173	20,709	39,229	50,176
Gathering and Compression Costs	23,948	23,642	69,135	59,034
Royalty Interest Gas Costs	6,279	21,055	23,350	59,057
Purchased Gas Costs	1,103	1,664	3,023	6,607
Other	6,693	872	15,049	1,679
General and Administrative	16,081	13,342	50,697	41,063
Other Corporate Expenses	7,206	185	21,519	9,638
Depreciation, Depletion and Amortization	30,879	17,803	78,581	50,340
Interest Expense	1,865	2,412	5,753	5,567

Total Costs and Expenses	108,227	101,684	306,336	283,161

Earnings Before Income Taxes and Noncontrolling Interest	57,426	115,263	199,309	300,208
Noncontrolling Interest	(238)	(312)	(822)	(670)

Earnings Before Income Taxes	57,664	115,575	200,131	300,878
Income Taxes	22,194	48,160	76,780	119,287

Net Income Attributable to CNX Gas Shareholders	$35,470	$67,415	$123,351	$181,591

Earnings Per Share:
Basic	$0.23	$0.45	$0.82	$1.20

Dilutive	$0.23	$0.45	$0.82	$1.20

Weighted Average Number of Common Shares Outstanding:
Basic	150,977,117	150,939,418	150,974,479	150,956,753

Dilutive	151,372,672	151,292,158	151,304,768	151,366,746

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$968	$1,926
Accounts and Notes Receivable:
Trade	27,833	61,764
Other Receivables	852	3,080
Recoverable Income Taxes	—	30,302
Derivatives	128,153	150,564
Other	1,966	2,222

Total Current Assets	159,772	249,858
Property, Plant and Equipment:
Property, Plant and Equipment	2,351,804	2,111,383
Less—Accumulated Depreciation, Depletion and Amortization	404,781	322,470

Total Property, Plant and Equipment—Net	1,947,023	1,788,913
Other Assets:
Investment in Affiliates	24,604	25,204
Derivatives	—	55,945
Other	5,812	5,053

Total Other Assets	30,416	86,202

TOTAL ASSETS	$2,137,211	$2,124,973

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) September 30, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$48,528	$100,565
Accrued Royalties	13,585	20,301
Accrued Severance Taxes	659	3,672
Related Parties	3,290	2,234
Short-Term Notes Payable	73,050	72,700
Deferred Income Taxes	46,207	55,000
Accrued Income Taxes	2,609	—
Current Portion of Long-Term Debt	8,540	8,462
Other Current Liabilities	11,060	18,116

Total Current Liabilities	207,528	281,050
Long-Term Debt:
Long-Term Debt	11,240	15,386
Capital Lease Obligations	56,566	59,296

Total Long-Term Debt	67,806	74,682
Deferred Credits and Other Liabilities:
Derivatives	1,123	—
Deferred Income Taxes	347,311	331,338
Gas Well Plugging	8,141	7,401
Postretirement Benefits Other Than Pensions	3,000	2,728
Other	29,498	42,900

Total Deferred Credits and Other Liabilities	389,073	384,367

Total Liabilities	664,407	740,099
Stockholders’ Equity:
Common Stock, $.01 par value; 200,000,000 Shares Authorized, 150,981,596 Issued and Outstanding at September 30, 2009 and 150,971,636 Issued and Outstanding at December 31, 2008	1,510	1,510
Capital in Excess of Par Value	805,736	789,625
Preferred Stock, 5,000,000 Shares Authorized; None Issued and Outstanding	—	—
Retained Earnings	592,306	468,955
Other Comprehensive Income	77,406	124,784

Total CNX Gas Shareholders’ Equity	1,476,958	1,384,874
Noncontrolling Interest	(4,154)	—

Total Equity	1,472,804	1,384,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,137,211	$2,124,973

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total CNX Gas Stock- holders’ Equity	Non- controlling Interest	Total Equity
Balance—December 31, 2008	$1,510	$789,625	$468,955	$124,784	$1,384,874	$—	$1,384,874

(Unaudited)
Net Income Attributable to CNX Gas Shareholders	—	—	123,351	—	123,351	—	123,351
Gas Cash Flow Hedge (net of $31,186 tax)	—	—	—	(47,363)	(47,363)	—	(47,363)
Actuarially Determined Liabilities Adjustment (Net of $10 tax)	—	—	—	(15)	(15)	—	(15)

Comprehensive Income (Loss)	—	—	123,351	(47,378)	75,973		75,973
Stock Options Exercised	—	115	—	—	115	—	115
Tax Benefit from Stock-Based Compensation	—	11	—	—	11	—	11
Amortization of Restricted Stock Unit Grants	—	14,533	—	—	14,533	—	14,533
Amortization of Stock Option Grants	—	1,452	—	—	1,452	—	1,452
Noncontrolling Interest	—	—	—	—	—	(4,154)	(4,154)

Balance—September 30, 2009	$1,510	$805,736	$592,306	$77,406	$1,476,958	$(4,154)	$1,472,804

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net Income Attributable to CNX Gas Shareholders	$123,351	$181,591
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	78,581	50,340
Stock-based Compensation	5,638	2,535
Loss on the Sale of Assets	85	—
Change in Noncontrolling Interest	(822)	(1,670)
Deferred Income Taxes	38,785	59,908
Equity in Earnings of Affiliates	(650)	(352)
Changes in Operating Assets:
Accounts Receivable	36,159	(27,925)
Related Party Receivable	1,056	192
Other Current Assets	256	537
Changes in Other Assets	(950)	4,243
Changes in Operating Liabilities:
Accounts Payable	(30,141)	12,823
Income Taxes	32,482	6,006
Other Current Liabilities	(16,785)	16,877
Changes in Other Liabilities	(2,096)	1,580
Other	14,511	234

Net Cash Provided by Operating Activities	279,460	306,919
Investing Activities:
Capital Expenditures	(273,019)	(370,180)
Acquisition of Knox Energy	—	(36,000)
Investment in Equity Affiliates	1,250	1,081
Proceeds From Sale of Assets	275	450

Net Cash Used in Investing Activities	(271,494)	(404,649)
Financing Activities:
Capital Lease Payments	(2,814)	(2,058)
Variable Interest Entity Debt	(4,104)	11,984
Proceeds from Short-Term Borrowings	350	58,200
Exercise of Stock Options	115	488
Noncontrolling Interest Distribution	(2,500)	—
Tax Benefit from Stock-Based Compensation	29	184

Net Cash (Used in) Provided by Financing Activities	(8,924)	68,798

Net Decrease in Cash and Cash Equivalents	(958)	(28,932)
Cash and Cash Equivalents at Beginning of Period	1,926	32,048

Cash and Cash Equivalents at End of Period	$968	$3,116

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1—Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for future periods.

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

As required by the Noncontrolling Interest Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification, effective January 1, 2009, CNX Gas modified the reporting of noncontrolling interests in the Consolidated Financial Statements. Additionally, certain reclassifications of prior period data have been made to conform to the three and nine months ended September 30, 2009 classifications required by the Noncontrolling Interest Topic of the FASB Accounting Standards Codification.

Certain other amounts in prior periods have been reclassified to conform with the report classifications of the three and nine months ended September 30, 2009, with no effect on previously reported net income attributable to CNX Gas shareholders or stockholders’ equity. These include reflecting stock-based compensation expense and short-term incentive compensation expense as Other Corporate Expense in order to align with the reporting of the majority shareholder, CONSOL Energy. These items were previously presented as General and Administrative expenses.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as required by the Stock Compensation Topic of the FASB Accounting Standards Codification. The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised and the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 2,000 shares and 20,175 shares of common stock were outstanding for the three months ended September 30, 2009 and 2008, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Options to purchase 14,750 shares and 6,425 shares of common stock were outstanding for the nine months ended September 30, 2009 and 2008, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Unvested restricted stock units of 815 were outstanding for the nine months ended September 30, 2009, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. No unvested restricted stock units were outstanding for the three months ended September 30, 2009 that were not included in the computation of dilutive earnings per share. Additionally, no unvested restricted stock units were outstanding for the three and nine months ended September 30, 2008 that were not included in the computation of dilutive earnings per share. Options exercised during the three months ended September 30, 2009 and 2008 were 5,575 shares and 781 shares, respectively. The weighted average exercise price per share of the options exercised during the three months ended September 30, 2009 and 2008 were $18.24 and $16.00, respectively. Options exercised during the nine months ended September 30, 2009 and 2008 were 6,450 shares and 18,079 shares, respectively. The weighted average exercise price per share of the options exercised during the nine months ended September 30, 2009 and 2008 were $17.94 and $16.16, respectively.

The computations for basic and dilutive earnings per share from continuing operations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income Attributable to CNX Gas Shareholders	$35,470	$67,415	$123,351	$181,591

Weighted Average Number of Common Shared Outstanding:
Basic	150,977,117	150,939,418	150,974,479	150,956,753
Effect of share based compensation	395,555	352,740	330,289	409,993

Dilutive	151,372,672	151,292,158	151,304,768	151,366,746

Earnings per share:
Basic	$0.23	$0.45	$0.82	$1.20

Diluted	$0.23	$0.45	$0.82	$1.20

We have evaluated all subsequent events through October 28, 2009, the date the financial statements were issued. No material recognized or non-recognized subsequent events were identified.

Note 2—Significant Acquisitions and Dispositions:

In August 2009, CNX Gas completed the lease assignment of the Company’s previous corporate headquarters. Total expense related to this transaction for the three and nine months ended September 30, 2009 was $676 and $1,500, respectively, which was recognized in Other Corporate Expense.

In July 2009, CNX Gas leased approximately 40,000 acres having Marcellus Shale potential in two separate transactions. The transactions included leasing 20,000 acres from NiSource Energy Ventures, LLC, a subsidiary of Columbia Energy Group, for a cash payment of $8,275 and 20,000 acres from its majority owner, CONSOL Energy, for a cash payment of $9,966. The purchase price for both transactions was principally allocated to proved and unproved properties and is included in Capital Expenditures in the Consolidated Statements of Cash Flows.

In July 2008, CNX Gas completed the acquisition of several leases and gas wells from KIS Oil & Gas Inc. for a cash payment of $19,324. The purchase price was principally allocated to proved properties, wells and equipment and gathering assets and is included in Capital Expenditures in the Consolidated Statements of Cash Flows. The sales agreement called for the transfer of approximately 5,600 leased acres and 30 oil and gas wells. This acquisition enhanced our acreage position in Northern Appalachia. The pro forma results for this acquisition were not significant to CNX Gas’ financial results.

In June 2008, CNX Gas completed the acquisition of the remaining 50% interest in Knox Energy, LLC and Coalfield Pipeline not already owned, for a cash payment of $36,000, which was principally allocated to proved properties, wells and equipment and gathering assets. Knox Energy, LLC had been proportionately consolidated into CNX Gas’ financial statements from December 31, 2007 until acquisition date and Coalfield Pipeline was accounted for under the equity method. Prior to December 31, 2007, these companies were reported under the equity method. Knox Energy, LLC is a natural gas production company and Coalfield Pipeline is a natural gas transportation company with operations in Tennessee. The pro forma results for this acquisition were not significant to CNX Gas’ financial results.

Note 3—Pension and Other Postretirement Benefits:

The components of net periodic benefit costs are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$73	$81	$219	$242	$46	$33	$137	$99
Interest cost	22	10	64	30	72	45	219	137
Expected return on assets	(25)	(6)	(75)	(18)	—	—	—	—
Amortization of prior service (credit)	—	—	—	—	(42)	(43)	(129)	(129)
Amortization of loss	3	—	10	—	31	9	93	27

Benefit costs	$73	$85	$218	$254	$107	$44	$320	$134

During the nine months ended September 30, 2009, the CNX Gas pension plan was merged into the CONSOL Energy pension plan. The benefits provided do not change. According to the Master Separation Agreement between CNX Gas and CONSOL Energy, the plan will continue to be valued separately. For the nine months ended September 30, 2009, there was $660 in contributions made to the pension plan.

CNX Gas does not expect to contribute to the other postretirement benefits plan in 2009. We intend to pay benefit claims as they become due. For the nine months ended September 30, 2009, $78 of post employment benefits have been paid.

Note 4—Income Taxes:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CNX Gas’ effective tax rate:

	For the Nine Months Ended September 30,
	2009		2008
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$70,046	35.0%	$105,307	35.0%
Net effect of state income taxes	8,506	4.3	16,278	5.4
Effect of Domestic Production Activities Deductions	(2,001)	(1.0)	(3,009)	(1.0)
Other	229	0.1	711	2.0

Income Tax Expense / Effective Rate	$76,780	38.4%	$119,287	39.6%

The effective tax rates for the nine months ended September 30, 2009 and 2008 were calculated using the annual effective rate projection on recurring earnings.

The total amounts of unrecognized tax benefits were approximately $5,545 as of September 30, 2009 and 2008. There were no additions to the liability for unrecognized tax benefits during the nine month periods ending September 30, 2009 or 2008.

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

CNX Gas recognizes interest accrued related to unrecognized tax benefits in Interest Expense. As of September 30, 2009 and 2008, CNX Gas reported an accrued interest liability related to uncertain tax positions of $870 and $427, respectively. The accrued interest liability for these periods includes $354 and $245 of interest expense that is reflected in the Company’s Consolidated Statement of Income for the nine months ended September 30, 2009 and 2008, respectively.

CNX Gas recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. As of September 30, 2009 and 2008, the Company had no accrued penalties relating to its uncertain income tax positions.

Note 5—Property, Plant and Equipment:

	September 30, 2009	December 31, 2008
Leasehold Improvements	$1,352	$1,352
Proved Properties	150,064	121,605
Unproved Properties	251,822	220,848
Wells and Related Equipment	244,931	222,685
Intangible Drilling	901,270	793,456
Gathering Assets	790,554	740,396
Asset Retirement Obligations	4,059	3,739
Capitalized Internal Software	7,752	7,302

Total Property, Plant and Equipment	2,351,804	2,111,383
Accumulated Depreciation, Depletion and Amortization	(404,781)	(322,470)

Property, Plant and Equipment, net	$1,947,023	$1,788,913

Note 6—Credit Facility:

CNX Gas has a five-year $200,000 unsecured credit agreement which extends through October 2010. The agreement gives CNX Gas the ability to request an increase in the aggregate outstanding principal amount up to $300,000, including borrowings and letters of credit. The $200,000 credit agreement for CNX Gas is unsecured; however, it does contain a negative pledge provision providing CNX Gas assets cannot be used to secure any other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CNX Gas stock and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.0 to 1.0, measured quarterly. The leverage ratio was 0.4 to 1.0 at September 30, 2009. The facility also includes a minimum interest coverage ratio of no less than 3.0 to 1.0 measured quarterly. The interest coverage ratio was 66.8 to 1.0 at September 30, 2009.

At September 30, 2009, the CNX Gas credit agreement had outstanding borrowings of $73,050 and outstanding letters of credit of $14,933, leaving $112,017 of capacity available for borrowings and the issuance of letters of credit. The facility bore a weighted average interest rate of 1.47% for the nine months ended September 30, 2009.

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

On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CONSOL Energy and certain of its affiliates, including CNX Gas Company LLC, in the Circuit Court for the County of Tazewell, Virginia. The lawsuit alleges, among other things, that the defendants have violated the Virginia Antitrust Act in their dealings with GeoMet in southwest Virginia. The complaint, as amended, seeks injunctive relief, compensatory damages of $385,600 and treble damages. CNX Gas continues to believe this lawsuit to be without merit and intends to vigorously defend it. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.

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

The Company is a party to a case filed in 2007 captioned Earl Kennedy (and others) v. CNX Gas and CONSOL Energy in the Court of Common Pleas of Greene County, Pennsylvania. The lawsuit alleges that CNX Gas and CONSOL Energy trespassed and converted gas and other minerals allegedly belonging to the plaintiffs in connection with wells drilled by CNX Gas. The complaint, as amended, seeks injunctive relief, including having CNX Gas be removed from the property, and compensatory damages of $20,000. The suit also sought to overturn existing law as to the ownership of coalbed methane in Pennsylvania, but that claim was dismissed by the court; the plaintiffs are seeking to appeal that dismissal. CNX Gas believes this lawsuit to be without merit and intends to vigorously defend it. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.

In April 2005, Buchanan County, Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a lawsuit against CNX Gas Company LLC in the Circuit Court of the County of Buchanan for the year 2002; the county has since filed and served three substantially similar cases for years 2003, 2004 and 2005. These cases have been consolidated. The complaint alleges that CNX Gas’ calculation of the license tax on the basis of the wellhead value (sales price less post production costs) rather than the sales price is improper. For the period from 1999 through mid 2002, CNX Gas paid the tax on the basis of the sales price, but we have filed a claim for a refund for these years. Since 2002, we have continued to pay Buchanan County taxes based on our method of calculating the taxes. We believe that this litigation will settle on terms that will not have a material adverse impact on the financial position or the results of operations of CNX Gas.

In 2004, Yukon Pocahontas Coal Company and others filed a complaint against Consolidation Coal Company (“CCC”), a subsidiary of CONSOL Energy in the Circuit Court of Buchanan County, Virginia, seeking damages and injunctive relief in connection with the deposit of untreated water from mining activities at CCC’s Buchanan Mine into nearby void spaces in the mine of one of CONSOL Energy’s other subsidiaries, Island Creek Coal Company (“ICCC”). CCC believes that it had, and continues to have, the right to store water in these void areas. On September 21, 2006, the plaintiffs filed an amended complaint in the Circuit Court of Buchanan County, Virginia which, among other things, added CONSOL Energy, ICCC and CNX Gas Company LLC as additional defendants. The amended complaint alleges, among other things, that CNX Gas, as lessee and operator under certain coalbed methane gas leases from plaintiffs, had a duty to prevent CCC from depositing water into the mine voids and failed to do so. The proposed amended complaint seeks $150,000 in damages from the additional defendants, plus costs, interest and attorneys’ fees. CNX Gas denies that it has any liability in this matter and intends to vigorously defend this action. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CNX Gas.

At September 30, 2009, CNX Gas has provided financial guarantees and letters of credit to certain third parties as described by major category in the following table. These amounts represent the maximum potential total of future payments that we could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. CNX Gas management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years		Beyond 5 years
Letters of Credit:
Gas	$14,933	$14,933	$—		$—	$—

Total Letters of Credit	$14,933	$14,933	$—		$—	$—
Surety Bonds:
Environmental	$1,538	$1,473	$65		$—	$—
Other	2,896	2,822	74		—	—

Total Surety Bonds	$4,434	$4,295	$139		$—	—
Other:
Guarantees	$280,012	$30,012	$250,000	$		$—

Total Guarantees	$280,012	$30,012	$250,000		$—	—

Total Commitments	$299,379	$49,240	$250,139		$—	$—

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

CNX Gas enters into long-term unconditional purchase obligations to procure major firm transportation and gas drilling services. The purchase obligations are not recorded on the Consolidated Balance Sheet. The following is a summary of our purchase obligations at September 30, 2009.

Obligations Due	Amount
Less than 1 year	$30,850
1-3 years	55,364
3-5 years	50,079
More than 5 years	308,633

Total Purchase Obligations	$444,926

Note 8—Derivatives:

CNX Gas enters into financial derivative instruments to manage our exposure to natural gas price volatility. Our derivatives are accounted for under the Derivatives and Hedging Topic of the Financial Accounting Standards Board Accounting Standards Codification. We measure each derivative instrument at fair value and record it on the balance sheet as either an asset or liability. Changes in the fair value of the derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in Other Comprehensive Income or Loss and reclassified into earnings in the same period or periods which the forecasted transaction affects earnings. The ineffective portions of hedges are recognized in earnings in the current year. CNX Gas currently utilizes only cash flow hedges that are considered highly effective.

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

As of September 30, 2009, the total notional amount of the Company’s outstanding natural gas forward contracts was 91.0 Bcf. These forward contracts are forecasted to settle through December 31, 2012. Assuming no change in price or new transactions during the next twelve months, $77,836 of unrealized gain is expected to be reclassified from other comprehensive income and into earnings. No gains or losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The fair value of derivative instruments as of September 30, 2009 is as follows:

	Asset and (Liability) Derivatives As of September 30, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Natural Gas Price Swaps	Current Assets-Derivatives	$128,153
Natural Gas Price Swaps	Other Liabilities-Derivatives	(1,123)

Total derivatives designated as hedging instruments		$127,030

The effect of derivative instruments on the consolidated statement of income for the three months ended September 30, 2009 is as follows:

Derivatives Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative 2009	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income 2009	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative 2009
Natural Gas Price Swaps	$(27,907)	Outside Sales	$68,804	Outside Sales	$(63)

Total	$(27,907)		$68,804		$(63)

The effect of derivative instruments on the consolidated statement of income for the nine months ended September 30, 2009 is as follows:

Derivatives Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative 2009	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income 2009	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative 2009
Natural Gas Price Swaps	$(137,247)	Outside Sales	$185,542	Outside Sales	$(932)

Total	$(137,247)		$185,542		$(932)

Note 9—Comprehensive Income:

Total comprehensive income, net of tax, for the nine months ended September 30, 2009 is as follows:

	Change in Fair Value of Cash Flow Hedges	Adjustments for Actuarially Determined Liabilities	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$124,510	$274	$124,784
Net increase in value of cash flow hedges	137,247	—	137,247
Reclassification from other comprehensive income to earnings	(184,610)	—	(184,610)
Current period adjustment	—	(15)	(15)

Balance at September 30, 2009	$77,147	$259	$77,406

Note 10—Fair Value of Financial Instruments:

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009
Description	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Gas Cash Flow Hedges	$—	$127,030	$—

The Fair Value Disclosure Topic of the Financial Accounting Standards Board Accounting Standards Codification requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected. The following methods and assumptions were used to estimate the fair value of those financial instruments:

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$968	$968	$1,926	$1,926
Short-term notes payable	$(73,050)	$(73,050)	$(72,700)	$(72,700)
Long-term debt	$(15,779)	$(14,347)	$(19,883)	$(16,549)

Note 11—Variable Interest:

CNX Gas has a business relationship with a contractor to perform CNX Gas’ well drilling requirements primarily in Northern Appalachia. CNX Gas is the primary customer of the contractor. In addition, as of September 30, 2009, CNX has guaranteed the outstanding principal balance of a loan agreement between the contractor and Huntington National Bank amended August 27, 2009. The contractor has been determined to be a variable interest entity as CNX Gas is the primary beneficiary. Under the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification, CNX Gas has consolidated the contractor into the Consolidated Financial Statements. At September 30, 2009, the contractor has a carrying value of property, plant and equipment of $14,308 and total assets of $15,769, with related debt of $15,779 and total liabilities of $16,716.

Note 12—Segment Information:

The principal activity of CNX Gas is to produce natural gas for sale primarily to gas wholesalers. CNX Gas has three reportable segments: Central Appalachia, Northern Appalachia and Other. Each of these reportable segments includes a number of operating segments. For the three and nine months ended September 30, 2009 and 2008, the Central Appalachia segment includes the following operating segments: Virginia Operations, Cardinal States Gathering and Knox Energy. For the three and nine months ended September 30, 2009 and 2008, the

Northern Appalachia segment includes the following operating segments: Mountaineer, Nittany and Marcellus. The Other segment includes other operating segments that fall outside the reported geographic areas and various other activities assigned to operations but not allocated to an individual operating segment. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses.

Reportable segment results for the three months ended September 30, 2009 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$132,588	$21,013	$358	$153,959	$—	$153,959
Sales—related parties	733	92	—	825	—	825
Sales—royalty interest gas	8,638	(197)	2	8,443	—	8,443
Sales—purchased gas	964	507	—	1,471	—	1,471
Other revenue	805	2	31	838	117	955

Total Revenue and Other Income	$143,728	$21,417	$391	$165,536	$117	$165,653

Earnings Before Income Taxes	$80,744	$(13,958)	$(317)	$66,469	$(8,805)	$57,664

Segment assets	$1,356,792	$681,302	$73,292	$2,111,386	$25,825	$2,137,211

Depreciation, depletion and amortization	$15,243	$15,335	$301	$30,879	$—	$30,879

Capital expenditures	$23,598	$33,546	$2,112	$59,256	$—	$59,256

Reportable segment results for the three months ended September 30, 2008 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$154,647	$32,413	$1,552	$188,612	$—	$188,612
Sales—related parties	2,582	5	—	2,587	—	2,587
Sales—royalty interest gas	22,072	830	—	22,902	—	22,902
Sales—purchased gas	1,616	58	—	1,674	—	1,674
Other revenue	211	36	581	828	344	1,172

Total Revenue and Other Income	$181,128	$33,342	$2,133	$216,603	$344	$216,947

Earnings Before Income Taxes	$104,370	$12,848	$1,014	$118,232	$(2,657)	$115,575

Segment assets	$1,297,829	$452,907	$75,989	$1,826,725	$28,172	$1,854,897

Depreciation, depletion and amortization	$13,787	$3,132	$884	$17,803	$—	$17,803

Capital expenditures	$64,736	$104,816	$822	$170,374	$—	$170,374

Reportable segment results for the nine months ended September 30, 2009 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$400,629	$64,172	$926	$465,727	$—	$465,727
Sales—related parties	2,134	126	—	2,260	—	2,260
Sales—royalty interest gas	28,330	1,409	2	29,741	—	29,741
Sales—purchased gas	2,844	1,258	—	4,102	—	4,102
Other revenue	3,019	4	82	3,105	710	3,815

Total Revenue and Other Income	$436,956	$66,969	$1,010	$504,935	$710	$505,645

Earnings Before Income Taxes	$247,790	$(20,113)	$(1,158)	$226,519	$(26,388)	$200,131

Segment assets	$1,356,792	$681,302	$73,292	$2,111,386	$25,825	$2,137,211

Depreciation, depletion and amortization	$46,646	$30,918	$1,017	$78,581	$—	$78,581

Capital expenditures	$122,959	$144,662	$5,398	$273,019	$—	$273,019

Reportable segment results for the nine months ended September 30, 2008 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$415,372	$77,541	$1,711	$494,624	$—	$494,624
Sales—related parties	8,010	25	—	8,035	—	8,035
Sales—royalty interest gas	61,904	17	—	61,921	—	61,921
Sales—purchased gas	6,802	58	—	6,860	—	6,860
Other revenue	9,704	80	1,669	11,453	476	11,929

Total Revenue and Other Income	$501,792	$77,721	$3,380	$582,893	$476	$583,369

Earnings Before Income Taxes (A)	$281,791	$32,295	$1,521	$315,607	$(14,729)	$300,878

Segment assets	$1,297,829	$452,907	$75,989	$1,826,725	$28,172	$1,854,897

Depreciation, depletion and amortization	$41,546	$7,899	$895	$50,340	$—	$50,340

Capital expenditures	$185,195	$216,778	$4,207	$406,180	$—	$406,180

(A)	Includes equity in earnings (loss) of unconsolidated affiliates of $223 for Central Appalachia.

Reconciliation of Segment Information to Consolidated Amounts

Earnings Before Income Taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Segment earnings before income taxes for total reportable business segments	$66,469	$118,232	226,519	$315,607
Equity in earnings of Buchanan Generation	93	236	650	129
Incentive compensation	(3,274)	(2,550)	(10,651)	(6,053)
Compensation from restricted stock unit grants, stock option expense and performance share unit expense	(2,896)	2,495	(8,343)	(2,911)
Bank fees	(211)	(129)	(596)	(674)
Interest income (expense), net	(1,841)	(2,709)	(5,693)	(5,220)
Operating lease cease-use	(664)	—	(1,500)	—
Corporate severance	—	—	(255)	—

Earnings before income taxes	$57,676	$115,575	200,131	$300,878

Total Assets:

	September 30,
	2009	2008
Segment assets for total reportable business segments	$2,111,386	$1,826,725
Items excluded from segment assets:
Cash and other investments	1,098	3,167
Salary pension asset	123	—
Investment in Buchanan Generation	24,604	25,005

Total Consolidated Assets	$2,137,211	$1,854,897

Note 13—Recent Accounting Pronouncements:

In June 2009, the FASB issued accounting guidance regarding the accounting for transfers of financial assets that is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. The guidance requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This guidance is effective for an entity’s first annual reporting period after November 15, 2009. Management does not believe that this will have an impact on CNX Gas.

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

Operations and Outlook

Net income attributable to CNX Gas Shareholders for the quarter ended September 30, 2009 was $35.5 million, or $0.23 per diluted share. This compares to $67.4 million, or $0.45 per diluted share, for the quarter ended September 30, 2008.

Production was 24.8 billion cubic feet (Bcf), or 269 million cubic feet (MMcf) per day, for the quarter ended September 30, 2009. This was another quarterly production record, and 26% higher than the 19.7 Bcf, or 214 MMcf per day, for the year-ago quarter. It was also 10% higher than the 22.5 Bcf produced in the quarter ended June 30, 2009.

During the third quarter 2009, CNX Gas employees worked without incurring a lost time accident. This raises the cumulative time worked by employees without a lost time incident to over 3.9 million hours.

CNX Gas continues to monitor and evaluate capital spending to ensure adequate liquidity and to preserve options for possible external investment. With regard to capital, CNX Gas intends to spend largely within its net cash from operating activities for the fourth quarter of 2009.

Total production in Central Appalachia, which includes Virginia Coalbed Methane (CBM) and Chattanooga Shale, was 18.7 Bcf in the quarter ended September 30, 2009. This was 2.2 Bcf higher than the 16.5 Bcf produced in the quarter ended September 30, 2008.

CNX Gas drilled 45 vertical frac wells in its Virginia CBM Operations during the third quarter 2009, bringing the year-to-date total to 163. CNX Gas expects to drill 175 wells in Virginia in 2009.

CNX Gas continues to be encouraged by its early Chattanooga Shale results. The company has been pursuing a delineation program across its position, which now stands at 268,000 mostly contiguous acres. One well, which came online on October 21, 2008, has produced over 140 MMcf, and is now producing at a daily rate of 861 Mcf, plus a few barrels of oil. A four-stage nitrogen foam frac was employed on this well. CNX Gas continues to acquire acreage in the Chattanooga Shale.

Total production in Northern Appalachia, which includes Mountaineer CBM, Nittany CBM, and Marcellus Shale, was 6.0 Bcf in the quarter ended September 30, 2009. This was 2.9 Bcf more, or almost double, the 3.1 Bcf produced in the quarter ended September 30, 2008. Of this Northern Appalachian production, 1.5 Bcf was from the Marcellus Shale, versus zero in the same quarter last year.

In the Marcellus Shale, CNX Gas drilled, completed, and brought three more horizontal wells online, raising the total to eleven during the quarter ended September 30, 2009. The peak daily production from these wells was 3.0 MMcf and 2.5 MMcf, with the latest well not yet reaching peak production. The horizontal wells drilled during the most recent quarter averaged less than $3.5 million per well.

The latest horizontal Marcellus well drilled is located in northern Greene County, Pennsylvania. It is the first horizontal Marcellus Shale well that CNX Gas has drilled outside of its original Greene Hill area, in central Greene County. It is also the first in a set of six wells to be drilled on a single pad. This well is currently awaiting hydraulic fracturing.

The United States economy may have bottomed in the third quarter. Due to the significant fiscal spending and relaxed monetary policy, a modest U.S. recovery appears likely in 2010. Depending on the pace and sustainability of the recovery, we believe tremendous opportunities exist for our natural gas business.

The U.S. natural gas market has shown signs of stability. Total rig count appears to have bottomed at approximately 700 rigs. The expectations of lower natural gas production, coupled with expectations of increased demand due to an improving economy and a return to normal weather patterns, has led to an improvement in pricing. With its low costs and rising production volumes, CNX Gas should benefit from improved pricing.

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

Results of Operations

Three Months Ended September 30, 2009 compared with Three Months Ended September 30, 2008

(Amounts reported in millions)

Net Income

Net income attributable to CNX Gas Shareholders changed primarily due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$154	$189	$(35)	(18.5)%
Related Party Sales	1	2	(1)	(50.0)%
Royalty Interest Gas Sales	8	23	(15)	(65.2)%
Purchased Gas Sales	1	2	(1)	(50.0)%
Other Income	1	1	—	—

Total Revenue and Other Income	165	217	(52)	(24.0)%
Costs and Expenses:
Lifting Costs	14	21	(7)	(33.3)%
Gathering and Compression Costs	24	24	—	—
Royalty Interest Gas Costs	6	21	(15)	(71.4)%
Purchased Gas Costs	1	2	(1)	(50.0)%
Other	7	1	6	600.0%
General and Administrative	16	13	3	23.1%
Other Corporate Expenses	7	—	7	100.0%
Depreciation, Depletion and Amortization	31	18	13	72.2%
Interest Expense	2	2	—	—

Total Costs and Expenses	108	102	6	5.9%

Earnings Before Income Taxes	57	115	(58)	(50.4)%
Income Tax Expense	22	48	(26)	(54.2)%

Net Income Attributable to CNX Gas Shareholders	$35	$67	$(32)	(47.8)%

Lower net income attributable to CNX Gas Shareholders was primarily due to lower sales prices, offset, in part, by higher sales volumes and lower unit costs. See below for additional details.

Revenue and Other Income

Revenue and other income decreased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$154	$189	$(35)	(18.5)%
Related Party Sales	1	2	(1)	(50.0)%
Royalty Interest Gas Sales	8	23	(15)	(65.2)%
Purchased Gas Sales	1	2	(1)	(50.0)%
Other Income	1	1	—	—

Total Revenue and Other Income	$165	$217	$(52)	(24.0)%

Outside sales and related party sales, combined, decreased primarily due to lower average sales prices received, offset, in part, by higher volumes of gas sold.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	24.8	19.7	5.1	25.9%
Average Sales Price per thousand cubic feet.	$6.25	$9.73	$(3.48)	(35.8)%

Sales volumes increased as a result of additional wells coming online from our on-going drilling program. The decrease in average sales price is the result of the general market price decreases in the period-to-period comparison. The general market price decline was offset, in part, by the various gas swap transactions entered into by CNX Gas. These gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 13.2 Bcf of our produced gas sales volumes for the three months ended September 30, 2009 at an average price of $8.69 per Mcf. In the three months ended September 30, 2008, these financial hedges represented approximately 12.8 Bcf at an average price of $9.44 per Mcf.

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2009 Period	2008 Period	Variance	Percentage Change
Royalty Interest Gas Sales Volumes (in billion cubic feet)	2.4	2.4	—	—
Average Sales Price per thousand cubic feet	$3.46	$9.71	$(6.25)	(64.4)%

Purchased gas sales volumes represent volumes of gas we sold at market prices that were purchased from third-party producers.

	2009 Period	2008 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.4	0.2	0.2	100.0%
Average Sales Price per thousand cubic feet	$3.53	$10.20	$(6.67)	(65.4)%

Other income includes gathering revenue, equity in earnings of affiliates, interest income and various other miscellaneous transactions. Other income remained consistent at $1 million in the period-to-period comparison.

Costs and Expenses

Costs and Expenses increased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Costs and Expenses:
Lifting Costs	$14	$21	$(7)	(33.3)%
Gathering and Compression Costs	24	24	—	—
Royalty Interest Gas Costs	6	21	(15)	(71.4)%
Purchased Gas Costs	1	2	(1)	(50.0)%
Other	7	1	6	600.0%
General and Administrative	16	13	3	23.1%
Other Corporate Expenses	7	—	7	100.0%
Depreciation, Depletion and Amortization	31	18	13	72.2%
Interest Expense	2	2	—	—

Total Costs and Expenses	$108	$102	$6	5.9%

Lifting costs decreased $7 million in the period-to-period comparison due to lower average unit costs, offset, in part, by higher volumes of gas sold.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	24.8	19.7	5.1	25.9%
Average Lifting Costs per thousand cubic feet	$0.57	$1.06	$(0.49)	(46.2)%

Average lifting costs per unit decreased in the 2009 period as a result of several factors:

•

Severance taxes have decreased $0.24 per thousand cubic feet primarily due to lower average sales prices in the 2009 period compared to the 2008 period. Severance taxes also decreased approximately $0.04 per thousand cubic feet related to a revised estimate of a pending litigation settlement.

•	Well service costs have also decreased by $0.08 per thousand cubic feet due to lower contract rig hours needed as a result of less pump maintenance being required in the 2009 period.

•

Water disposal costs have decreased $0.07 per thousand cubic feet due to lower volumes of water. Lower volumes of water are the result of the slow-down in coalbed methane well drilling activities due to the overall economic environment. Also, water disposal costs are lower in the period-to-period comparison due to lower rates being charged in the current period as a result of successful contract negotiations with these contractors.

•

Repairs and maintenance costs have decreased by $0.06 per thousand cubic feet due to lower spending needed in the current period to maintain wells. In addition, road maintenance costs were lower in the period-to-period comparison.

•

The cost for chemicals, fuel and lubricants has decreased $0.03 per thousand cubic feet due to the large number of Northern Appalachia coalbed methane well hookups in the 2008 period compared to the 2009 period along with switching pumps to use CNX Gas production for fuel versus purchasing propane to run the pumps.

•

Other costs decreased $0.13 per thousand cubic feet primarily due to the impact of additional gas volumes sold during the period. Dollars spent remained consistent in the period-to-period comparison; therefore, additional volumes decreased the per unit cost.

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

Gathering and compression costs remained consistent in the period-to-period comparison due to higher volumes produced, offset by lower average unit costs during the 2009 period compared to the 2008 period.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	24.8	19.7	5.1	25.9%
Average Gathering and Compression Costs per thousand cubic feet	$0.97	$1.20	$(0.23)	(19.2)%

Average gathering and compression unit costs was lower in the 2009 period due to the following items:

•

Gob well collection costs decreased $0.08 per thousand cubic feet primarily due to idling contractor crews for approximately five weeks during the current period. The idling of the crews was related to the Buchanan longwall being idled in the previous periods.

•

Compression expenses decreased $0.05 per thousand cubic feet primarily due to a reduction in the number of compressors utilized in the Northern Appalachian production field. Due to the slow-down in the drilling program in Northern Appalachia, rented compressors have been returned to more appropriately design the gathering fields for existing needs.

•

Other costs decreased $0.21 per thousand cubic feet primarily due to the additional volumes produced in the period-to-period comparison. The dollars spent on other items remained consistent period-to-period, therefore the additional volumes lowered the average cost per unit sold.

These decreases were offset by the following cost per unit increases:

•	Firm transportation costs have increased $0.07 per thousand cubic feet primarily due to acquiring additional capacity in the Northern Appalachian region after the 2008 period.

•	Power and fuel costs increased $0.04 per thousand cubic feet primarily due to a power rate increase which occurred after the 2008 period.

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in market prices, contractual differences among leases and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2009 Period	2008 Period	Variance	Percentage Change
Royalty Interest Gas Sales Volumes (in billion cubic feet)	2.4	2.4	—	—
Average Cost per thousand cubic feet	$2.57	$8.93	$(6.36)	(71.2)%

Purchased gas volumes represent volumes of gas purchased from third-party producers that we sell. Purchased gas volumes sold also reflect the impact of pipeline imbalances. The lower average cost per thousand cubic feet is due to overall price decreases and contractual differences among customers in the period-to-period comparison.

	2009 Period	2008 Period	Variance	Percentage Change
Purchased Gas Cost Volumes (in billion cubic feet)	0.5	0.2	0.3	150.0%
Average Cost per thousand cubic feet	$2.45	$9.23	$(6.78)	(73.5)%

Other costs and expenses increased $6 million due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Dry hole and other costs	$5	$—	$5	100.0%
Exploration	2	1	1	100.0%

Total Other Costs and Expenses	$7	$1	$6	600.0%

Dry hole and other costs were incurred in the 2009 period related to the determination that certain areas where an exploration well was drilled would not be economical to pursue. The costs for the exploration wells, which were previously capitalized, were expensed. Other costs include costs which were previously capitalized related to a lease. The lease was surrendered due to the properties being widely scattered and not adjacent to any of our existing operating units. Also, costs related to particular permits where management has determined that no drilling will take place have been expensed.

Exploration expenses have increased primarily due to delay and land rental charges that have been incurred in order to hold existing leases over the current period.

General and administrative expenses increased $3 million in the period-to-period comparison. The increased general and administrative expense is attributable to the reassignment of certain CNX Gas personnel in the fourth quarter of 2008 from operational roles to general and administrative oversight functions.

Other corporate expenses have increased $7 million due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Stock-based compensation	$3	$(2)	$5	250.0%
Short-term incentive compensation	3	2	1	50.0%
Miscellaneous	1	—	1	100.0%

Total Other Corporate Expenses	$7	$—	$7	100.0%

Stock-based compensation expense increased $5 million in the period-to-period comparison. The 2008 period included a reversal of approximately $2 million related to the performance share program reflecting a decrease in the market price of CNX Gas common stock. The performance share program was converted into CONSOL Energy restricted stock units. The 2009 period includes approximately $3 million of allocated expense from CONSOL Energy related to stock-based compensation expense.

The short-term incentive compensation program is designed to increase compensation to eligible employees when CNX Gas reaches predetermined targets for production, unit cost and safety goals. Short-term incentive compensation expense was $1 million higher in the 2009 period due to higher expected payouts than in the previous period.

Miscellaneous other corporate expenses increased $1 million dollars in the period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization have increased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Production	25	13	12	92.3%
Gathering	6	5	1	20.0%

Total Depreciation, Depletion, and Amortization	$31	$18	$13	72.2%

The increase in production related depreciation, depletion and amortization was primarily due to increased volumes produced combined with an increase in the units-of-production rates for the Northern Appalachian region in the period-to-period comparison. These rates increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves. Production asset depreciation also increased due to the recalculation of rates in the 2009 period related to the Marcellus Shale wells and other various assets being placed in service after the 2008 period.

Gathering depreciation, depletion and amortization is recorded using the straight-line method. Gathering depreciation increased $1 million primarily due to assets placed in service after the 2008 period.

Interest expense of $2 million remained consistent in the period-to-period comparison.

Income Taxes

	2009 Period	2008 Period	Variance	Percentage Change
Earnings Before Income Taxes	$57	$115	$(58)	(50.4)%
Income Tax Expense	$22	$48	$(26)	(54.2)%
Effective Income Tax Rate	38.5%	41.7%	(3.2)%

CNX Gas’ effective income tax rate decreased in the period-to-period comparison primarily due to changes in the net effect of state taxes. See “Note 4 – Income Taxes” in Item 1 of the Condensed Consolidated Financial Statements of this Form 10-Q for additional details.

Results of Operations

Nine Months Ended September 30, 2009 compared with Nine Months Ended September 30, 2008 (Amounts reported in millions)

Net Income

Net income attributable to CNX Gas Shareholders changed primarily due to the following items:

	2009 Year-to-Date Period	2008 Year-to-Date Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$466	$495	$(29)	(5.9)%
Related Party Sales	2	8	(6)	(75.0)%
Royalty Interest Gas Sales	30	62	(32)	(51.6)%
Purchased Gas Sales	4	7	(3)	(42.9)%
Other Income	4	11	(7)	(63.6)%

Total Revenue and Other Income	506	583	(77)	(13.2)%
Costs and Expenses:
Lifting Costs	39	50	(11)	(22.0)%
Gathering and Compression Costs	69	59	10	16.9%
Royalty Interest Gas Costs	23	59	(36)	(61.0)%
Purchased Gas Costs	3	7	(4)	(57.1)%
Other	15	1	14	1,400.00%
General and Administrative	51	41	10	24.4%
Other Corporate Expenses	22	10	12	120.0%
Depreciation, Depletion and Amortization	78	50	28	56.0%
Interest Expense	6	6	—	—

Total Costs and Expenses	306	283	23	8.1%

Earnings Before Income Taxes	200	300	(100)	(33.3)%
Income Tax Expense	77	119	(42)	(35.3)%

Net Income Attributable to CNX Gas Shareholders	$123	$181	$(58)	(32.0)%

Lower net income attributable to CNX Gas Shareholders was primarily due to lower sales prices, offset, in part, by higher sales volumes and lower unit costs. See below for additional details.

Revenue and Other Income

Revenue and other income decreased due to the following items:

	2009 Year-to-Date Period	2008 Year-to-Date Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$466	$495	$(29)	(5.9)%
Related Party Sales	2	8	(6)	(75.0)%
Royalty Interest Gas Sales	30	62	(32)	(51.6)%
Purchased Gas Sales	4	7	(3)	(42.9)%
Other Income	4	11	(7)	(63.6)%

Total Revenue and Other Income	$506	$583	$(77)	(13.2)%

Outside sales and related party sales, combined, decreased primarily due to lower average sales prices received, offset, in part, by higher volumes of gas sold.

	2009 Year-to-Date Period	2008 Year-to-Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	69.3	54.3	15.0	27.6%
Average Sales Price per thousand cubic feet	$6.75	$9.25	$(2.50)	(27.0)%

Sales volumes increased as a result of additional wells coming online from our on-going drilling program. These increases in sales volumes were offset, in part, by approximately 1.2 Bcf due to the idling of CONSOL Energy’s Buchanan Mine longwall system during the year-to-date 2009 period. The decrease in average sales price is the result of the general market price decreases in the period-to-period comparison. The general market price decline was offset, in part, by the various gas swap transactions entered into by CNX Gas. These gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 36.4 Bcf of our produced gas sales volumes for the nine months ended September 30, 2009 at an average price of $9.12 per Mcf. In the nine months ended September 30, 2008, these financial hedges represented approximately 30.6 Bcf at an average price of $9.17 per Mcf.

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2009 Year-to-Date Period	2008 Year-to-Date Period	Variance	Percentage Change
Royalty Interest Gas Sales Volumes (in billion cubic feet)	7.3	6.1	1.2	19.7%
Average Sales Price per thousand cubic feet	$4.07	$10.07	$(6.00)	(59.6)%

Purchased gas sales volumes represent volumes of gas we sold at market prices that were purchased from third-party producers.

	2009 Year-to-Date Period	2008 Year-to-Date Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	1.0	0.7	0.3	42.9%
Average Sales Price Per thousand cubic feet	$4.16	$9.22	$(5.06)	(54.9)%

Other income consists of the following items:

	2009 Year-to-Date Period	2008 Year-to-Date Period	Dollar Variance	Percentage Change
Insurance settlement	$—	$8	$(8)	(100.0)%
Royalty settlement	—	1	(1)	(100.0)%
Timber income	1	1	—	—
Miscellaneous	3	1	2	200.0%

Total Other Income	$4	$11	$(7)	(63.6)%

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

Miscellaneous income increased $2 million in the year-to-date period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Costs and Expenses

Costs and Expenses increased due to the following items:

	2009 Year-to-Date Period	2008 Year-to-Date Period	Dollar Variance	Percentage Change
Costs and Expenses:
Lifting Costs	$39	$50	$(11)	(22.0)%
Gathering and Compression Costs	69	59	10	16.9%
Royalty Interest Gas Costs	23	59	(36)	(61.0)%
Purchased Gas Costs	3	7	(4)	(57.1)%
Other	15	1	14	1,400.00%
General and Administrative	51	41	10	24.4%
Other Corporate Expenses	22	10	12	120.0%
Depreciation, Depletion and Amortization	78	50	28	56.0%
Interest Expense	6	6	—	—

Total Costs and Expenses	$306	$283	$23	8.1%

Lifting costs decreased $11 million in the year-to-date period-to-period comparison due to lower average unit costs, offset, in part, by higher sales volumes.

	2009 Year-to-Date Period	2008 Year-to-Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	69.3	54.3	15.0	27.6%
Average Lifting Costs per thousand cubic feet	$0.57	$0.92	$(0.35)	(38.0)%

Average lifting costs per unit decreased in the year-to-date 2009 period as a result of several factors.

•

Severance taxes have decreased $0.23 per thousand cubic feet primarily due to the reduction in average sales prices in the year-to-date 2009 period. Severance taxes also decreased $0.06 related to a revised estimate of a pending litigation settlement.

•

Well service costs have also decreased by $0.07 per thousand cubic feet due to lower contract service rig hours needed as a result of less pump maintenance being required in the year-to-date 2009 period.

•

Other costs have decreased $0.14 per thousand cubic feet primarily due to the impact of additional volumes of gas sold during the year-to-date 2009 period. Dollars spent remained consistent in the year-to-date period-to-period comparison, therefore additional volumes decreased the unit cost.

These decreases in costs were offset, in part, by the following item.

•

CNX Gas has incurred approximately $0.09 per thousand cubic feet of costs related to idling various drilling rigs throughout the company. Some of CNX Gas’ drilling contracts require minimum payments be made to the contracting party when drilling rigs are not being used. The CNX Gas drilling program has been slowed down pending a change in the economic environment. These charges resulted in an increase to costs.

The increase of $10 million in gathering and compression costs was attributable to higher volumes produced during the year-to-date 2009 period compared to the year-to-date 2008 period, offset, in part, by lower average unit costs.

	2009 Year-to-Date Period	2008 Year-to-Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	69.3	54.3	15.0	27.6%
Average Gathering and Compression Costs per thousand cubic feet	$1.00	$1.09	$(0.09)	(8.3)%

Average gathering and compression unit costs were $0.09 per thousand cubic feet lower in the 2009 year-to-date period compared to the 2008 year-to-date period. Improvements in the average unit costs were attributable to the following:

•

Gob collection charges were $0.06 per thousand cubic feet lower in the year-to-date period-to-period comparison. Lower gob collection charges per unit were primarily due to the Buchanan longwall being idled throughout the majority of the year-to-date 2009 period.

•

Compression expenses decreased $0.03 per thousand cubic feet primarily due to a reduction in the number of compressors utilized in the Northern Appalachian production field. Due to the slow-down in the drilling program in Northern Appalachia, rented compressors have been returned to more appropriately design the gathering fields for existing needs.

•

Repairs and maintenance expenses have decreased $0.03 per thousand cubic feet due to the additional volumes produced in the period-to-period comparison. Dollars spent for repairs and maintenance have remained consistent, therefore additional volumes decreased the unit cost.

•

Other costs have decreased $0.11 per thousand cubic feet primarily due to the impact of additional volumes of gas sold during the year-to-date 2009 period. Dollars spent remained consistent in the year-to-date period-to-period comparison, therefore additional volumes decreased the unit cost.

These decreases in unit costs were offset by the following:

•	Firm transportation costs increased $0.09 per thousand cubic feet primarily due to acquiring additional capacity in the Northern Appalachian region after the year-to-date 2008 period.

•

Power and fuel costs increased $0.05 per thousand cubic feet due to a power rate increase which occurred after the year-to-date 2008 period. Also, the increase was due to additional compressors being placed in service after the year-to-date 2008 period along the existing gathering system in the Central Appalachian production field in order to flow the increasing gas volumes more efficiently.

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contributed to the year-to-date period-to-period change.

	2009 Year-to-Date Period	2008 Year-to-Date Period	Variance	Percentage Change
Royalty Interest Gas Sales Volumes (in billion cubic feet)	7.3	6.1	1.2	19.7%
Average Cost per thousand cubic feet	$3.20	$9.61	$(6.41)	(66.7)%

Purchased gas volumes represent volumes of gas purchased from third-party producers that we sell. Purchased gas volumes sold also reflect the impact of pipeline imbalances. The lower average cost per thousand cubic feet is due to overall price decreases and contractual differences among customers in the year-to-date period-to-period comparison.

	2009 Year-to-Date Period	2008 Year-to-Date Period	Variance	Percentage Change
Purchased Gas Cost Volumes (in billion cubic feet)	1.0	0.8	0.2	25.0%
Average Cost per thousand cubic feet	$3.09	$8.69	$(5.60)	(64.4)%

Other costs and expenses increased $14 million due to the following items:

	2009 Year-to-Date Period	2008 Year-to-Date Period	Dollar Variance	Percentage Change
Dry hole and other costs	$10	$—	$10	100.0%
Exploration	5	1	4	400.0%

Total Other Costs and Expenses	$15	$1	$14	1,400.00%

Dry hole and other costs were incurred in the year-to-date 2009 period related to the determination that certain areas where an exploration well was drilled would not be economical to pursue. The costs for the exploration wells, which were previously capitalized, were expensed. Other costs include costs which were previously capitalized related to a lease. The lease was surrendered due to the properties being widely scattered and not adjacent to any of our existing operating units. Also, costs related to particular permits where management has determined that no drilling will take place have been expensed.

Exploration expense increased primarily due to additional land rental expenses and higher geological and geophysical charges in the year-to-date period-to-period comparison.

General and administrative expenses increased $10 million in the year-to-date period-to-period comparison. The increased general and administrative expense is attributable to the reassignment of certain CNX Gas personnel in the fourth quarter of 2008 from operational roles to general and administrative oversight functions. These reassignments resulted in approximately $7 million of additional general and administrative expense in the period-to-period comparison. Additionally, general and administrative expenses increased $3 million in the year-to-date period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Other corporate expenses have increased $12 million due to the following items:

	2009 Year-to-Date Period	2008 Year-to-Date Period	Dollar Variance	Percentage Change
Stock-based compensation	$8	$3	$5	166.7%
Short-term incentive compensation	11	6	5	83.3%
Miscellaneous	3	1	2	200.0%

Total Other Corporate Expenses	$22	$10	$12	120.0%

Stock-based compensation expense increased $5 million in the year-to-date period-to-period comparison. The year-to-date 2009 period contains $3 million of fair value adjustments associated with the exchange offer to convert CNX Gas performance share units into CONSOL Energy restricted stock units. The year-to-date 2009 period also includes $5 million expense allocated from CONSOL Energy related to the stock-based compensation expense. These increased current year-to-date expenses were offset by a change in the valuation of the performance share units during the first quarter. In the first quarter of 2009, the performance share units were valued in accordance with CNX Gas’ total shareholder return as compared to a predetermined peer group which resulted in a $3 million dollar reduction of expense.

The short-term incentive compensation program is designed to increase compensation to eligible employees when CNX Gas reaches predetermined targets for production, unit cost and safety goals. Short-term incentive compensation expense is higher in the year-to-date 2009 period due to expected higher payouts than in the previous period.

Miscellaneous other corporate expenses increased $2 million in the year-to-date period-to-period comparison primarily due to cease use expenses incurred related to the relocation of CNX Gas’ corporate office and various other transactions that occurred throughout the year-to-date 2009 period, none of which were individually material.

Depreciation, depletion and amortization have increased due to the following items:

	2009 Year-to-Date Period	2008 Year-to-Date Period	Dollar Variance	Percentage Change
Production	$62	$35	$27	77.1%
Gathering	16	15	1	6.7%

Total Depreciation, Depletion, and Amortization	$78	$50	$28	56.0%

The increase in production related depreciation, depletion and amortization was primarily due to increased volumes produced, combined with an increase in the units of production rates for the Northern Appalachian region in the year-to-date period-to-period comparison. These rates increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves. Production asset depreciation also increased due to the recalculation of rates in the 2009 period related to the Marcellus Shale wells and various other assets being placed in service after the 2008 period.

Gathering depreciation, depletion and amortization is recorded using the straight-line method and increased $1 million in 2009 due to assets placed in service after the year-to-date 2008 period.

Interest expense remained consistent at $6 million in the year-to-date period-to-period comparison.

Income Taxes

	2009 Year-to-Date Period	2008 Year-to-Date Period	Variance	Percentage Change
Earnings Before Income Taxes	$200	$300	$(100)	(33.3)%
Income Tax Expense	$77	$119	$(42)	(35.3)%
Effective Income Tax Rate	38.4%	39.6%	(1.2)%

CNX Gas’ effective income tax rate decreased in the year-to-date period-to-period comparison primarily due to changes in the net effect of state taxes. See “Note 4—Income Taxes” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q for additional details.

Liquidity and Capital Resources

CNX Gas has satisfied its working capital requirements and funded its capital expenditures with cash from operations and its $200 million credit facility. Our credit agreement provides for a revolving credit facility with an initial aggregate outstanding principal amount of up to $200 million (with the ability to request an increase in the aggregate outstanding principal amount up to $300 million), including borrowings and letters of credit. We use the credit facility for general corporate purposes, including transaction fees, letters of credit, acquisitions, capital expenditures and working capital. Our obligations under our credit agreement are not secured by a lien on our assets, however the agreement does contain a negative pledge provision providing that our assets cannot be used to secure any other obligation. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. The interest coverage ratio was 66.77 to 1.00 at September 30, 2009. The facility also includes a maximum leverage ratio covenant of no more than 3.00 to 1.00, measured quarterly. The leverage ratio was 0.40 to 1.00 at September 30, 2009. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. At September 30, 2009, the facility had $73.1 million of borrowings outstanding and $14.9 million of letters of credit outstanding, leaving $112.0 million of unused capacity.

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

Uncertainty in the financial markets still persists. This uncertainty brings additional potential risks to CNX Gas. The risks include declines in our stock price, less availability and higher costs of additional credit, potential counterparty defaults, and further commercial bank failures. Although the majority of the financial institutions in our bank group appear to be strong, there are some that have been and could be considered take-over candidates. Although we have no indication that any such transactions would impact our current credit facility, the possibility does exist. Financial market disruptions may impact our ability to collect trade receivables. We constantly monitor the creditworthiness of our customers. We believe that our current group of customers is sound and represent no abnormal business risk.

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX Gas enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CNX Gas has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net asset of approximately $127.0 million at September 30, 2009. The ineffective portion of these contracts was insignificant to earnings in the nine months ended September 30, 2009. Hedge counterparties consist of commercial banks who participate in the revolving credit facility. No issues related to our hedge agreements have been encountered to date.

CNX Gas frequently evaluates potential acquisitions. CNX Gas has funded acquisitions primarily with cash generated from operations and proceeds from our revolving credit facility. There can be no assurance that capital resources to fund future acquisitions, including debt financing, will be available to CNX Gas on terms which we find acceptable, or at all.

Cash Flows (in millions)

	September 30,
	2009	2008	Change
Cash provided by operating activities	$279	$307	$(28)
Cash used in investing activities	$(271)	$(405)	$134
Cash (used in) provided by financing activities	$(9)	$69	$(78)

Cash provided by operating activities decreased primarily due to changes in net income as discussed above. Operating cash flows also decreased due to various other changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods.

Cash used in investing activities decreased primarily due to the acquisition of Knox Energy for $36 million which occurred in the nine months ended September 30, 2008. Cash used in investing activities also decreased due to reduced capital expenditures of $97 million primarily related to the slow-down in the drilling program. The drilling program was slowed down in order to manage cash flows during the economic downturn.

Cash provided by financing activities decreased $78 million primarily due to changes in borrowings on the revolving credit facility in the period-to-period comparison. CNX Gas received $58 million of net proceeds in the 2008 period compared to receiving no net proceeds in the 2009 period. Debt held by our variable interest entity also contributed to lower cash provided by financing activities. Payments of $4 million were made by the variable interest entity in 2009 compared to $12 million of proceeds received in 2008. There were various other changes in financing activities in the period-to-period comparison, none of which were individually material.

Contractual Commitments

The following is a summary of our significant contractual obligations at September 30, 2009 (dollars in thousands):

	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Short Term Debt Obligations—Revolver	$73,050	$—	$—	$—	$73,050
Long Term Debt Obligations	4,539	11,240	—	—	15,779
Capital Lease Obligations	8,604	15,516	14,792	52,219	91,131
Operating Lease Obligations	3,665	2,111	1,375	1,416	8,567
Other Long-term Liabilities:
Gas Firm Transportation Obligation	28,122	52,635	50,079	308,633	439,469
Other Liabilities	3,100	4,200	5,000	11,101	23,401
Gas Well Plugging Liabilities	127	268	865	6,881	8,141
Post Retirement Benefits Other Than Pension	160	344	326	2,330	3,160
Purchase Obligations	2,728	2,729	—	—	5,457

Total Contractual Obligations (a)	$124,095	$89,043	$72,437	$382,580	$668,155

(a)	The significant obligation table does not include obligations to taxing authorities related to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Stockholders’ Equity

CNX Gas had stockholders’ equity of $1,473 million at September 30, 2009 and $1,385 million at December 31, 2008. The increase was primarily attributable to net income and amortization of stock-based compensation, offset, in part, by other comprehensive income related to cash flow hedges.

Off-Balance Sheet Transactions

CNX Gas does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CNX Gas’ changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements. CNX Gas uses a combination of surety bonds, corporate guarantees and letters of credit to secure our financial obligations for employee-related, environmental, deliveries and various other items which are not reflected on the balance sheet at September 30, 2009. Management believes these items will expire without being funded. See Note 7-Commitments and Contingent Liabilities for additional details of the various financial guarantees that have been issued by CNX Gas.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued accounting guidance regarding the accounting for transfers of financial assets that is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. The guidance requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This guidance is effective for an entity’s first annual reporting period after November 15, 2009. Management is currently assessing this guidance to determine the impact on CNX Gas.

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	our business strategy;

•	our financial position, cash flow and liquidity;

•	the deteriorating economic conditions in the United States and globally;

•	declines in the prices we receive for our gas affecting our operating results and cash flow;

•	uncertainties in estimating our gas reserves and replacing our gas reserves;

•	uncertainties in exploring for and producing gas;

•	our inability to obtain additional financing necessary in order to fund our operations, capital expenditures and to meet our other obligations;

•	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas;

•	the cost of disposing water from our coal bed methane and Marcellus Shale wells;

•	the cost of removing impurities from the gas we produce;

•	the availability of personnel and equipment, including our inability to retain and attract key personnel;

•	increased costs;

•	the effects of government regulation, permitting and other legal requirements;

•	legal uncertainties regarding the ownership of the coalbed methane estate, and costs associated with perfecting title for gas rights in some of our properties;

•	litigation concerning real property rights, intellectual property rights, royalty calculations and other matters;

•	our relationships and arrangements with CONSOL Energy; and

•	other factors discussed under “Risk Factors” in the 10-K for the year ended December 31, 2008 and in this Form 10-Q.

In reviewing any agreements incorporated by reference in this Form 10-Q, please remember they are included to provide you with information regarding the terms of such agreement and are not intended to provide any other factual or disclosure information about the Company. The agreements may contain representations and warranties by the Company, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties should those statements prove to be inaccurate. The representations and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments. The agreements may also contain covenants in which the Company agrees to take or agrees to refrain from taking specified actions, which should not in all instances be treated as categorical promises to take or refrain from taking specified actions. Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at any other time nor may the covenants alone describe actions which the Company plans to take or refrain from taking.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in our operations, CNX Gas is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CNX Gas’ exposure to the risks of changing natural gas prices.

CNX Gas uses fixed-price contracts and derivative commodity instruments that qualify as cash-flow hedges under the Derivative and Hedging Topic of the Financial Accounting Standards Board Accounting Standards Codification, to minimize exposure to market price volatility in the sale of natural gas. Our risk management policy strictly prohibits the use of derivatives for speculative purposes.

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

Sensitivity analyses of the incremental effects on future pre-tax income of a hypothetical 10% and 25% decrease in natural gas prices for open derivative instruments as of September 30, 2009 are provided in the following table.

	Incremental decrease in pre-tax income assuming a Hypothetical price decrease of:
	10%	25%
	(In millions)
Natural Gas (1)	$54.7	$136.8

(1)	CNX Gas remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be offset by price changes in the underlying hedged item. CNX Gas entered into derivative instruments to convert the market prices related to portions of the 2009 through 2012 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

Hedging Volumes

Our hedged volumes as of October 28, 2009 are as follows:

	For the Three Months Ended				Total Year
	March 31,	June 30,	September 30,	December 31,
2009 Fixed Price Volumes
Hedged Mcf	10,670,103	12,507,732	13,185,567	15,250,000	51,613,402
Weighted Average Hedge Price/Mcf	$9.85	$8.96	$8.69	$7.90	$8.76
2010 Fixed Price Volumes
Hedged Mcf	12,989,691	13,603,093	12,659,794	6,335,051	45,587,629
Weighted Average Hedge Price/Mcf	$8.76	$8.15	$7.56	$6.55	$7.94
2011 Fixed Price Volumes
Hedged Mcf	5,567,010	5,628,866	5,690,722	5,690,722	22,577,320
Weighted Average Hedge Price/Mcf	$6.84	$6.84	$6.84	$6.84	$6.84
2012 Fixed Price Volumes
Hedged Mcf	3,752,577	3,752,577	3,793,815	3,793,815	15,092,784
Weighted Average Hedge Price/Mcf	$6.84	$6.84	$6.84	$6.84	$6.84

CNX Gas is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review. All of the counterparties to CNX Gas’ natural gas derivative instruments also participate in CNX Gas’ revolving credit facility. See Liquidity and Capital Resources section of Item 2 for further discussion of current capital markets.

CNX Gas’ interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2009, CNX Gas had $76 million aggregate principal amount of debt outstanding under fixed-rate instruments and $73 million aggregate principal amount of debt outstanding under variable-rate instruments. CNX Gas’ primary exposure to market risk is for changes in interest rates related to the revolving credit facility, under which there were $73 million of borrowings outstanding at September 30, 2009. CNX Gas’ revolving credit facility bore interest at a weighted average rate of 1.47% per annum during the nine months ended September 30, 2009. Due to the low interest rate and the level of borrowings against this facility in the nine months ended September 30, 2009, a 100 basis-point increase in the average rate for CNX Gas’ revolving credit facility would not have significantly decreased net income for the period.

All CNX Gas transactions are denominated in U.S. dollars, and, as a result, we do not have any exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

CNX Gas, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that CNX Gas’ disclosure controls and procedures are effective as of September 30, 2009 to ensure that information required to be disclosed by CNX Gas in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The first through sixth paragraphs of “Note 7— Commitments and Contingent Liabilities” in Part I, Condensed Consolidated Financial Statements of this Form 10-Q are incorporated herein by reference.

ITEM 6.	EXHIBITS

10.1	CONSOL Energy Inc. Supplemental Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 11, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2009 furnished in XBRL)

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

Dated: October 28, 2009

CNX Gas Corporation

By:	/s/ J. BRETT HARVEY
J. Brett Harvey
Chairman and Chief Executive Officer (Chief Executive Officer and Director)

By:	/s/ WILLIAM J. LYONS
William J. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)