Form 10-Q
period 2010-03-31
CNX Gas Corp
filed 2010-05-04
CIK 1335793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☑

The number of shares of the registrant’s common stock outstanding as of latest possible date.

Class	Shares outstanding as of April 16, 2010
Common stock, $0.01 par value	151,021,770

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended March 31,
	2010	2009
Revenue and Other Income:
Outside Sales	$172,981	$161,340
Related Party Sales	1,032	1,000
Royalty Interest Gas Sales	14,339	12,632
Purchased Gas Sales	3,016	1,465
Other Income	896	1,947

Total Revenue and Other Income	192,264	178,384
Costs and Expenses:
Lifting Costs	14,138	11,428
Gathering and Compression Costs	27,692	21,846
Royalty Interest Gas Costs	12,214	10,601
Purchased Gas Costs	2,308	1,530
Exploration and Other Costs	4,220	2,207
General and Administrative	16,331	16,250
Other Corporate Expenses	7,954	665
Depreciation, Depletion and Amortization	32,092	22,819
Interest Expense	1,915	1,957

Total Costs and Expenses	118,864	89,303

Earnings Before Income Taxes and Noncontrolling Interest	73,400	89,081
Noncontrolling Interest	(194)	(263)

Earnings Before Income Taxes	73,594	89,344
Income Taxes	27,967	34,440

Net Income Attributable to CNX Gas Shareholders	$45,627	$54,904

Earnings Per Share:
Basic	$0.30	$0.36

Dilutive	$0.30	$0.36

Weighted Average Number of Common Shares Outstanding:
Basic	150,990,184	150,971,679

Dilutive	151,389,003	151,232,901

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,093	$1,124
Accounts and Notes Receivable:
Trade	46,749	43,421
Other Receivables	579	975
Derivatives	124,811	99,265
Other	4,544	3,829

Total Current Assets	177,776	148,614
Property, Plant and Equipment:
Property, Plant and Equipment	2,480,394	2,409,751
Less—Accumulated Depreciation, Depletion and Amortization	466,390	433,201

Total Property, Plant and Equipment—Net	2,014,004	1,976,550
Other Assets:
Investment in Affiliates	24,074	24,591
Derivatives	44,200	18,218
Other	3,931	3,409

Total Other Assets	72,205	46,218

TOTAL ASSETS	$2,263,985	$2,171,382

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) March 31, 2010	December 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$63,724	$53,516
Accrued Royalties	14,860	14,898
Accrued Severance Taxes	952	1,037
Related Parties	2,725	5,171
Short-Term Notes Payable	49,150	57,850
Deferred Income Taxes	44,895	34,871
Accrued Income Taxes	20,157	31,765
Current Portion of Long-Term Debt	8,756	8,616
Other Current Liabilities	8,347	9,520

Total Current Liabilities	213,566	217,244
Long-Term Debt:
Long-Term Debt	8,876	10,062
Capital Lease Obligations	54,733	55,628

Total Long-Term Debt	63,609	65,690
Deferred Credits and Other Liabilities:
Deferred Income Taxes	356,536	334,493
Gas Well Plugging	8,341	8,312
Postretirement Benefits Other Than Pensions	3,699	3,642
Other	31,958	35,101

Total Deferred Credits and Other Liabilities	400,534	381,548

Total Liabilities	677,709	664,482

Stockholders’ Equity:
Common Stock, $.01 par value; 200,000,000 Shares Authorized, 151,020,666 Issued and Outstanding at March 31, 2010 and 150,986,918 Issued and Outstanding at December 31, 2009	1,510	1,510
Capital in Excess of Par Value	808,683	806,527
Preferred Stock, 5,000,000 Shares Authorized; None Issued and Outstanding	—	—
Retained Earnings	679,044	633,417
Other Comprehensive Income	101,288	69,816

Total CNX Gas Shareholders’ Equity	1,590,525	1,511,270
Noncontrolling Interest	(4,249)	(4,370)

Total Equity	1,586,276	1,506,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,263,985	$2,171,382

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total CNX Gas Stock- holders’ Equity	Non- controlling Interest	Total Equity
Balance—December 31, 2009	$1,510	$806,527	$633,417	$69,816	$1,511,270	$(4,370)	$1,506,900

(Unaudited)
Net Income Attributable to CNX Gas Shareholders	—	—	45,627	—	45,627	—	45,627
Gas Cash Flow Hedge (net of $20,128 tax)	—	—	—	31,451	31,451	—	31,451
Actuarially Determined Liabilities Adjustment (net of $14 tax)	—	—	—	21	21	—	21

Comprehensive Income	—	—	45,627	31,472	77,099		77,099
Stock Options Exercised	—	705	—	—	705	—	705
Tax Benefit from Stock-Based Compensation	—	128	—	—	128	—	128
Amortization of Restricted Stock Unit Grants	—	1,200	—	—	1,200	—	1,200
Amortization of Stock Option Grants	—	123	—	—	123	—	123
Noncontrolling Interest	—	—	—	—	—	121	121

Balance—March 31, 2010	$1,510	$808,683	$679,044	$101,288	$1,590,525	$(4,249)	$1,586,276

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009
Operating Activities:
Net Income Attributable to CNX Gas Shareholders	$45,627	$54,904
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	32,092	22,819
Stock-based Compensation	1,323	1,121
(Gain) Loss on the Sale of Assets	(8)	—
Change in Noncontrolling Interest	(194)	(263)
Deferred Income Taxes	11,835	18,536
Equity in Loss (Earnings) of Affiliates	517	(262)
Changes in Operating Assets:
Accounts Receivable	(2,932)	27,130
Related Party Receivable	(2,446)	(1,961)
Other Current Assets	(715)	414
Changes in Other Assets	(522)	469
Changes in Operating Liabilities:
Accounts Payable	1,335	6,967
Income Taxes	(11,608)	15,833
Other Current Liabilities	(1,296)	(15,928)
Changes in Other Liabilities	(2,590)	(5,294)
Other	4,785	1,952

Net Cash Provided by Operating Activities	75,203	126,437
Investing Activities:
Capital Expenditures	(65,314)	(133,550)
Proceeds From Sale of Assets	8	—

Net Cash Used in Investing Activities	(65,306)	(133,550)
Financing Activities:
Capital Lease Payments	(946)	(976)
Variable Interest Entity Debt	(1,115)	(1,092)
(Payments on) Proceeds from Short-Term Borrowings	(8,700)	7,700
Exercise of Stock Options	705	1
Noncontrolling Interest Distribution	—	(200)
Tax Benefit from Stock-Based Compensation	128	—

Net Cash (Used in) Provided by Financing Activities	(9,928)	5,433

Net Decrease in Cash and Cash Equivalents	(31)	(1,680)
Cash and Cash Equivalents at Beginning of Period	1,124	1,926

Cash and Cash Equivalents at End of Period	$1,093	$246

The accompanying notes are an integral part of these consolidated financial statements.

CNX GAS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1—Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related notes for the year ended December 31, 2009 included in CNX Gas’ Form 10-K.

Certain amounts in prior periods have been reclassified to conform with the report classifications of the three months ended March 31, 2010, with no effect on previously reported net income attributable to CNX Gas shareholders or stockholders’ equity.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period. The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised and the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. The table below sets forth the outstanding options and unvested restricted stock units that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2010	2009
Anti-Dilutive Options	2,000	460,216
Anti-Dilutive Restricted Stock Units	—	294

	2,000	460,510

Options exercised during the three months ended March 31, 2010 and 2009 were 33,748 shares and 75 shares, respectively. The weighted average exercise price per share of the options exercised during the three months ended March 31, 2010 and 2009 were $20.92 and $16.00, respectively.

The computations for basic and dilutive earnings per share from continuing operations are as follows:

	For the Three Months Ended March 31,
	2010	2009
Net Income Attributable to CNX Gas Shareholders	$45,627	$54,904

Average Shares of common stock outstanding:
Basic	150,990,184	150,971,679
Effect of stock-based compensation awards	398,819	261,222

Dilutive	151,389,003	151,232,901

Earnings per share:
Basic	$0.30	$0.36

Dilutive	$0.30	$0.36

Note 2—Pension and Other Postretirement Benefits:

The components of net periodic benefit costs are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Service cost	$64	$79	$35	$38
Interest cost	57	18	55	43
Expected return on assets	(33)	(24)	—	—
Amortization of prior service cost (credit)	66	—	(43)	(43)
Amortization of net actuarial loss	—	—	12	5

Benefit costs	$154	$73	$59	$43

In 2009, the CNX Gas pension plan was merged into the CONSOL Energy pension plan, resulting in the CNX Gas plan assets being merged with the CONSOL Energy plan assets. The benefits provided do not change. According to the Master Separation Agreement between CNX Gas and CONSOL Energy, the plan will continue to be valued on a stand-alone basis. For the three months ended March 31, 2010, there were no contributions made by CNX Gas to the pension plan; however, we expect to contribute $150 to the pension plan in 2010.

CNX Gas does not expect to contribute to the other postretirement benefits plan in 2010. We intend to pay benefit claims as they become due. For the three months ended March 31, 2010, $28 of postemployment benefits have been paid.

Note 3—Income Taxes:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CNX Gas’ effective tax rate:

	For the Three Months Ended March 31,
	2010		2009
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$25,758	35.0%	$31,270	35.0%
Net effect of state income taxes	3,069	4.2	3,806	4.3
Effect of Domestic Production Activities Deduction	(854)	(1.2)	(840)	(0.9)
Other	(6)	—	204	0.1

Income Tax Expense / Effective Rate	$27,967	38.0%	$34,440	38.5%

The effective rates for the three months ended March 31, 2010 and 2009 were calculated using the annual effective rate projection on recurring earnings.

The total amounts of unrecognized tax benefits as of March 31, 2010 and 2009 were approximately $8,821 and $5,545, respectively. There were no additions to the liability for unrecognized tax benefits during the three months ended March 31, 2010 and 2009. The unrecognized tax benefits are the result of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty regarding the proper year of the tax deduction. Consequently, if these unrecognized tax benefits were recognized there would be no effect on CNX Gas’ effective rate.

CNX Gas is included in the consolidated federal tax return of CONSOL Energy Inc. Income taxes for financial statement purposes are calculated as if CNX Gas files a tax return on a separate company basis. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

CNX Gas recognizes interest accrued related to unrecognized tax benefits in Interest Expense. As of March 31, 2010 and 2009, CNX Gas reported an accrued interest liability related to uncertain tax positions of $1,072 and $635, respectively. The accrued interest liability for these periods includes $101 and $119 of interest expense that is reflected in the Company’s Consolidated Statements of Income for the three months ended March 31, 2010 and 2009, respectively.

CNX Gas recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. As of March 31, 2010 and 2009, the Company had no accrued penalties relating to its uncertain income tax positions.

Note 4—Property, Plant and Equipment:

	March 31, 2010	December 31, 2009
Intangible Drilling	$943,661	$913,231
Gathering Assets	819,660	804,212
Wells and Related Equipment	260,789	253,833
Unproved Properties	233,570	271,553
Proved Properties	207,741	152,010
Capitalized Internal Software	8,317	8,130
Gas Well Plugging	4,104	4,082
Advance Royalties	2,552	2,700

Total Property, Plant and Equipment	2,480,394	2,409,751
Accumulated Depreciation, Depletion and Amortization	(466,390)	(433,201)

Property and Equipment, net	$2,014,004	$1,976,550

Note 5—Credit Facility:

CNX Gas has a five-year $200,000 unsecured credit agreement which extends through October 2010. The agreement gives CNX Gas the ability to request an increase in the aggregate outstanding principal amount up to $300,000, including borrowings and letters of credit. The $200,000 credit agreement for CNX Gas is unsecured; however, it does contain a negative pledge provision providing that CNX Gas assets cannot be used to secure any other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CNX Gas stock and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. The leverage ratio was 0.35 to 1.00 at March 31, 2010. The facility also includes a minimum interest coverage ratio of no less than 3.00 to 1.00 measured quarterly. The interest coverage ratio was 67.05 to 1.00 at March 31, 2010.

At March 31, 2010, the CNX Gas credit agreement had outstanding borrowings of $49,150 and $14,913 of letters of credit outstanding, leaving $135,937 of capacity available for borrowings and the issuance of letters of credit. The facility bore a weighted average interest rate of 1.41% as of March 31, 2010.

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

On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CONSOL Energy and certain of its affiliates, including CNX Gas Company LLC, in the Circuit Court for the County of Tazewell, Virginia. The lawsuit alleges, among other things, that the defendants have violated the Virginia Antitrust Act in their dealings with GeoMet in southwest Virginia. The complaint, as amended, seeks injunctive relief, compensatory damages of $385,600 and treble damages. CNX Gas continues to believe this lawsuit to be without merit and intends to vigorously defend it. In April 2010, CNX Gas and GeoMet entered into an agreement involving the exchange of less than 800 acres of coalbed methane rights in Virginia and the grant by Consolidation Coal Company to GeoMet of consent to stimulate the coal seam on certain of GeoMet’s drilling units in Virginia. This litigation was settled as part of that transaction. CNX Gas did not pay any amount to GeoMet in connection with the settlement of this litigation.

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

In April 2005, Buchanan County, Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a lawsuit against CNX Gas Company LLC in the Circuit Court of the County of Buchanan for the year 2002; the county has since filed and served three substantially similar cases for years 2003, 2004 and 2005. These cases have been consolidated. The complaint alleges that CNX Gas’ calculation of the license tax on the basis of the wellhead value (sales price less post production costs) rather than the sales price is improper. For the period from 1999 through mid 2002, CNX Gas paid the tax on the basis of the sales price, but we have filed a claim for a refund for these years. Since 2002, we have continued to pay Buchanan County taxes based on our method of calculating the taxes. This matter was settled on February 2, 2010. Under the terms of the settlement, among other things, CNX Gas agreed to pay an amount to Buchanan County, the present value of which was previously accrued for this matter, and Buchanan County agreed to certain deductions for post-production costs in the calculation of the license tax for periods after January 1, 2010, which will reduce our costs in the future.

In 2004, Yukon Pocahontas Coal Company and others filed a complaint against Consolidation Coal Company (“CCC”), a subsidiary of CONSOL Energy in the Circuit Court of Buchanan County, Virginia, seeking damages and injunctive relief in connection with the deposit of untreated water from mining activities at CCC’s Buchanan Mine into nearby void spaces in the mine of one of CONSOL Energy’s other subsidiaries, Island Creek Coal Company (“ICCC”). CCC believes that it had, and continues to have, the right to store water in these void areas. On September 21, 2006, the plaintiffs filed an amended complaint in the Circuit Court of Buchanan County, Virginia which, among other things, added CONSOL Energy, ICCC and CNX Gas Company LLC as additional defendants. The amended complaint alleges, among other things, that CNX Gas, as lessee and operator under certain coalbed methane gas leases from plaintiffs, had a duty to prevent CCC from depositing water into the mine voids and failed to do so. The proposed amended complaint seeks $150,000 in damages from the additional defendants, plus costs, interest and attorneys’ fees. The trial court granted partial summary judgment to the plaintiffs, holding that CCC did not have the right to store water in the void areas. The defendants, including CNX Gas are filing motions for reconsideration of that ruling. Trial is scheduled for June 1, 2010. CNX Gas denies that it has any liability in this matter and intends to vigorously defend this action. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.

CNX Gas has been named as a defendant in four putative class actions brought by alleged shareholders of CNX Gas challenging the proposed tender offer by CONSOL Energy to acquire all of the shares of CNX Gas common stock that CONSOL Energy does not already own. The cases are: Schurr v. CNX Gas and others (No. 2010-2333), filed in the Court of Common Pleas of Washington County, Pennsylvania on March 29, 2010; Gaines v. CNX Gas and others (No. 5378), filed March 30, 2010 in the Delaware Court of Chancery; Polen v. CNX Gas and others (No. 2010-2626), filed in the Court of Common Pleas of Washington County, Pennsylvania on April 12, 2010; and Hurwitz v. CNX Gas and others (No. 5405), filed in the Delaware Court of Chancery on April 13, 2010. The suits also name CONSOL Energy and certain officers and directors of CONSOL Energy and CNX Gas as defendants. All four actions generally allege that CNX Gas has breached and/or has aided and abetted in the breach of fiduciary duties purportedly owed to CNX Gas’s public shareholders. Among other things, the actions seek a permanent injunction against or rescission of the proposed tender offer, damages, and attorneys’ fees and expenses. CNX Gas believes that these actions are without merit and intends to defend them vigorously. We cannot predict the ultimate outcome of this litigation; however, if damages were awarded to plaintiffs, the result may be material to the financial position, results of operations or cash flows of CNX Gas.

At March 31, 2010, CNX Gas has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties, as described by major category in the following table. These amounts represent the maximum potential total of future payments that we could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. CNX Gas management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on financial condition.

	Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 years
Letters of Credit:
Gas	$14,913	$14,913	$—	$—	$—

Total Letters of Credit	$14,913	$14,913	$—	$—	$—
Surety Bonds:
Environmental	$1,375	$1,350	$25	$—	$—
Other	3,081	3,042	39	—	—

Total Surety Bonds	$4,456	$4,392	$64	$—	$—
Other:
Guarantees	$299,985	$27,448	$272,537	$—	—

Total Guarantees	$299,985	$27,448	$272,537	$—	$—

Total Commitments	$319,354	$46,753	$272,601	$—	$—

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

CNX Gas enters into unconditional purchase obligations to procure major firm transportation, gas drilling services and land purchase obligations. These purchase obligations are not recorded on the Consolidated Balance Sheet. The following is a summary of our purchase obligations at March 31, 2010:

Obligations Due	Amount
Less than 1 year	$42,566
1-3 years	74,863
3-5 years	62,240
More than 5 years	333,337

Total Purchase Obligations	$513,006

Firm transportation expense related these purchase obligations was $6,695 and $4,586 for the three months ended March 31, 2010 and 2009 respectively. Expenses related to gas drilling purchase obligations were $605 and $0 for the three months ended March 31, 2010 and 2009 respectively. There were no expenses related to land purchase obligations for the periods presented.

Note 7—Derivative Instruments:

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

As of March 31, 2010, the total notional amount of the Company’s outstanding natural gas forward contracts was 73.1 billion cubic feet. These forward contracts are forecasted to settle through December 31, 2012 and meet the criteria for cash flow hedge accounting. During the next twelve months, $75,816 of unrealized gain is expected to be reclassified from Other Comprehensive Income into earnings. No gains or losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The fair value of CNX Gas derivative instruments at March 31, 2010 is as follows:

	Derivatives As of March 31, 2010
	Balance Sheet Location	Fair Value
Derivative designated as hedging instruments
Natural Gas Price Swaps	Current Assets-Derivatives	$124,811
Natural Gas Price Swaps	Other Assets-Derivatives	44,200

Total derivatives designated as hedging instruments		$169,011

The effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2010 is as follows:

Derivative in Cash Flow Hedging Relationship	Amount of Gain Recognized in OCI on Derivative 2010	Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income 2010	Location of (Loss) Recognized in Income on Derivative	Amount of (Loss) Recognized in Income on Derivative 2010
Natural Gas Price Swaps	$74,708	Outside Sales	$43,399	Outside Sales	$(142)

Total	$74,708		$43,399		$(142)

The fair value of CNX Gas’ derivative instruments at December 31, 2009 is as follows:

	Derivatives As of December 31, 2009
	Balance Sheet Location	Fair Value
Derivative designated as hedging instruments
Natural Gas Price Swaps	Current Assets-Derivatives	$99,265
Natural Gas Price Swaps	Other Assets-Derivatives	18,218

Total derivatives designated as hedging instruments		$117,483

The effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2009 is as follows:

Derivative in Cash Flow Hedging Relationship	Amount of Gain Recognized in OCI on Derivative 2009	Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income 2009	Location of (Loss) Recognized in Income on Derivative	Amount of (Loss) Recognized in Income on Derivative 2009
Natural Gas Price Swaps	$78,948	Outside Sales	$50,618	Outside Sales	$(375)

Total	$78,948		$50,618		$(375)

Note 8—Comprehensive Income:

Total comprehensive income, net of tax, for the three months ended March 31, 2010 is as follows:

	Change in Fair Value of Cash Flow Hedges	Adjustments for Actuarially Determined Liabilities	Accumulated Other Comprehensive Income
Balance at December 31, 2009	$71,378	$(1,562)	$69,816
Net increase in value of cash flow hedges	74,850	—	74,850
Reclassification from other comprehensive income to earnings	(43,399)	—	(43,399)
Current period adjustment	—	21	21

Balance at March 31, 2010	$102,829	$(1,541)	$101,288

Note 9—Fair Values of Financial Instruments:

CNX Gas elected not to measure any additional financial assets or liabilities at fair value, other than those which were recorded at fair value prior to the adoption of Fair Value of Financial Assets and Financial Liabilities.

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2010
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Gas Cash Flow Hedges	$—	$169,011	$—

The following methods and assumptions were used to estimate the fair value of financial instruments, of which the fair value option was not elected:

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,093	$1,093	$1,124	$1,124
Short-term notes payable	$(49,150)	$(49,150)	$(57,850)	$(57,850)
Long-term debt	$(13,550)	$(12,181)	$(14,665)	$(14,664)

Note 10—Variable Interest Entities:

CNX Gas has a business relationship with a contractor to perform CNX Gas’ well drilling requirements primarily in Northern Appalachia. CNX Gas is the primary customer of the contractor. In addition, as of March 31, 2010, CNX has guaranteed the outstanding principal balance of a loan agreement between the contractor and Huntington National Bank. The contractor has been determined to be a variable interest entity as CNX Gas is the primary beneficiary. Under the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification, CNX Gas has consolidated the contractor into the Consolidated Financial Statements. At March 31, 2010, the contractor has a carrying value of property, plant and equipment of $12,089 and total assets of $14,232, with related debt of $13,550 and total liabilities of $14,137.

Note 11—Segment Information:

The principal activity of CNX Gas is to produce natural gas for sale primarily to gas wholesalers. CNX Gas has three reportable segments: Central Appalachia, Northern Appalachia and Other. Each of these reportable segments includes a number of operating segments. For the three months ended March 31, 2010, the Central Appalachia segment includes the following operating segments: Virginia Operations, Cardinal States Gathering and Knox Energy. For the three months ended March 31, 2010, the Northern Appalachia segment includes the following operating segments: Mountaineer, Nittany and Marcellus. The Other segment includes other operating segments that fall outside the reported geographic areas and various other activities assigned to operations but not allocated to an individual operating segment. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses.

Reportable segment results for the three months ended March 31, 2010 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$143,347	$29,292	$342	$172,981	$—	$172,981
Sales—related parties	884	148	—	1,032	—	1,032
Sales—royalty interest gas	13,395	943	1	14,339	—	14,339
Sales—purchased gas	2,005	1,011	—	3,016	—	3,016
Other revenue	1,351	10	41	1,402	(506)	896

Total Revenue and Other Income	$160,982	$31,404	$384	$192,770	$(506)	$192,264

Earnings Before Income Taxes	$87,141	$(3,204)	$(227)	$83,710	$(10,116)	$73,594

Segment assets	$1,436,251	$726,114	$76,231	$2,238,596	$25,389	$2,263,985

Depreciation, depletion and amortization	$16,904	$14,866	$322	$32,092	$—	$32,092

Capital expenditures	$26,178	$37,312	$1,824	$65,314	$—	$65,314

Reportable segment results for the three months ended March 31, 2009 are:

	Central Appalachia	Northern Appalachia	Other	Total Gas	Corporate	Consolidated
Sales—outside	$138,418	$22,661	$261	$161,340	$—	$161,340
Sales—related parties	991	9	—	1,000	—	1,000
Sales—royalty interest gas	11,454	1,178	—	12,632	—	12,632
Sales—purchased gas	1,102	363	—	1,465	—	1,465
Other revenue	1,593	—	81	1,674	273	1,947

Total Revenue and Other Income	$153,558	$24,211	$342	$178,111	$273	$178,384

Earnings Before Income Taxes	$90,916	$941	$(177)	$91,680	$(2,336)	$89,344

Segment assets	$1,465,923	$637,256	$73,895	$2,177,074	$39,862	$2,216,936

Depreciation, depletion and amortization	$15,328	$7,119	$372	$22,819	$—	$22,819

Capital expenditures	$58,895	$72,300	$2,355	$133,550	$—	$133,550

Reconciliation of Segment Information to Consolidated Amounts:

Earnings Before Income Taxes:

	For the Three Months Ended March 31,
	2010	2009
Segment earnings before income taxes for total reportable business segments	$83,710	$91,680
Equity in earnings (loss) of Buchanan Generation	(517)	262
Incentive compensation	(4,028)	(2,719)
Compensation from restricted stock unit grants, stock option expense and performance share unit expense (A)	(3,456)	2,465
Bank fees	(211)	(174)
Interest income (expense), net	(1,904)	(1,946)
Corporate severance	—	(224)

Earnings before income taxes	$73,594	$89,344

(A)	Includes amounts allocated from CONSOL Energy.

Total Assets:

	March 31,
	2010	2009
Segment assets for total reportable business segments	$2,238,596	$2,177,074
Items excluded from segment assets:
Cash and other investments	1,223	356
Recoverable income taxes	—	14,040
Salary pension asset	92	—
Investment in Buchanan Generation	24,074	25,466

Total Consolidated Assets	$2,263,985	$2,216,936

Note 12—Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board issued an Update to the Fair Value Measurement and Disclosure Topic of the FASB Accounting Standards Codification which is intended to provide additional application guidance and enhance disclosures regarding fair value measurements. This Update also provides amendments that require new disclosures regarding transfers between levels of fair value measurements. This guidance did not have a material impact on CNX Gas.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for CNX Gas beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on CNX Gas’ financial statements.

Note 13—Subsequent Events:

On April 28, 2010, CONSOL Energy, our majority owner, commenced a tender offer to acquire all of the shares of CNX Gas common stock that it does not currently own at a cash price of $38.25 per share. CONSOL Energy currently owns approximately 83.3% of the approximately 151 million shares of CNX Gas common stock outstanding. CONSOL Energy’s offer is subject to a number of conditions, including the condition, which cannot be waived, that there is tendered into the offer at least a majority of the outstanding CNX Gas shares not currently held by CONSOL Energy. Following the purchase by CONSOL Energy of shares of CNX Gas in the offer, CONSOL Energy intends to merge CNX Gas into a wholly owned subsidiary of CONSOL Energy, with CNX Gas surviving the merger as a wholly owned subsidiary of CONSOL Energy. As a result of the merger, each outstanding CNX Gas share will be converted into the right to receive $38.25. CONSOL Energy anticipates financing the acquisition of CNX Gas shares by means of internally generated funds, borrowings under its credit facilities and/or proceeds from its recently closed offering of common stock. Previously, on March 21, 2010, CONSOL Energy announced that it had entered into an agreement with T. Rowe Price Associates, Inc., on behalf of its investment advisory clients owning approximately 9.5 million shares of CNX Gas common stock, or approximately 37% of the shares of CNX Gas that CONSOL Energy does not currently own. Under the agreement, CONSOL Energy agreed, subject to certain conditions, to commence this tender offer and T. Rowe Price agreed to tender these shares of CNX Gas common stock subject to the rights of certain clients with respect to those shares which are discretionary account shares.

We have evaluated all subsequent events through the date the financial statements were issued. No additional material recognized or non-recognized subsequent events were identified.

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

Operations and Outlook

Net income attributable to CNX Gas Shareholders for the quarter ended March 31, 2010 was $45.6 million, or $0.30 per diluted share. Net income attributable to CNX Gas Shareholder was $54.9 million, or $0.36 per diluted share, for the quarter ended March 31, 2009.

Production was 24.0 billion cubic feet (Bcf), or 267 million cubic feet (MMcf) per day, for the quarter ended March 31, 2010. This was 9% higher than the 22.0 Bcf, or 245 MMcf per day, for the year-ago quarter, but slightly lower than the 25.1 Bcf produced in the fourth quarter of 2009. The daily production rate of 267 MMcf was down 6 MMcf from the 2009 fourth quarter, as unusually heavy snow fall slowed the pace of drilling.

During the first quarter, CNX Gas employees continued to work without incurring a lost time accident. As of March 31, 2010, the cumulative time worked by employees without a lost time incident was 4.2 million hours.

Total production in Central Appalachia, which includes Virginia coalbed methane and Chattanooga Shale, was 18.5 Bcf in the quarter ended March 31, 2010. This was 1.3 Bcf higher than the 17.2 Bcf produced in the quarter ended March 31, 2009.

CNX Gas drilled 30 vertical frac wells in its Virginia Coalbed Methane Operations during the quarter. The company expects to drill 175 wells in Virginia in 2010 with a drilling budget of $50 million.

CNX Gas drilled 13 horizontal wells in the Chattanooga Shale during the quarter. For 2010, CNX Gas expects to drill 25 Chattanooga Shale wells for about $28 million, and three-to-five Huron Shale wells for about $8-12 million.

Total production in Northern Appalachia, which includes Mountaineer coalbed methane, Nittany coalbed methane, and Marcellus Shale, was 5.5 Bcf in the quarter ended March 31, 2010. This was 0.7 Bcf more than the 4.8 Bcf produced in the quarter ended March 31, 2009. Of this Northern Appalachian production, 1.4 Bcf was from the Marcellus Shale in the just-ended quarter, versus less than 0.1 Bcf in the same quarter last year.

Upcoming drilling in the Marcellus Shale is expected to be predominantly horizontal and on multiple-well pads, with laterals from 3,000-3,500 feet. For 2010, the company expects to drill approximately two dozen horizontal wells, with a drilling budget of about $110 million.

CNX Gas successfully increased its acreage with Marcellus Shale potential by 10,000 in the quarter, to a total of 260,000. Of this, approximately 180,000 acres is considered to be Tier 1.

No coalbed methane wells were drilled in Northern Appalachia during the quarter. For 2010, CNX Gas expects to drill 5 horizontal coalbed methane wells in Mountaineer and some ancillary wells for about $17 million.

At the close of the winter heating season, natural gas in storage fields was at 1,638 billion cubic feet. This was 160 billion cubic feet above the five-year average, but 16 billion cubic feet below last year’s level. Gas prices have weakened to about the $4.00 per million cubic feet level, as rising rig counts have caused concern that rising production could more than offset rising demand from an economic recovery. CNX Gas will add a second horizontal rig to its Marcellus Shale drilling program on June 1, 2010.

The U.S. Congress is considering climate change legislation intended to restrict greenhouse gas emissions and, separately, the Environmental Protection Agency could propose regulations in that regard. Most of the coalbed methane we produce would otherwise be vented into the atmosphere in connection with coal mining activities, so our business significantly contributes to the reduction of greenhouse gas emissions and we may entitled to offset credits for those reductions under any such legislation or regulations. Pursuant to the master cooperation and safety agreement between CONSOL Energy and CNX Gas, we receive 50% ownership of any greenhouse gas reduction benefits of our production activities. If, however, any legislation or regulations that are ultimately adopted with respect to greenhouse gas emissions do not exempt coalbed methane from their coverage, we could have to curtail production, pay higher taxes or incur costs to purchase allowances that permit us to continue our operations.

CONSOL Energy continues to beneficially own approximately 83.3% of our outstanding common stock, as such CNX Gas’ financial statements are consolidated into CONSOL Energy’s financial statements.

On April 28, 2010, CONSOL Energy, our majority owner, commenced a tender offer to acquire all of the shares of CNX Gas common stock that it does not currently own at a cash price of $38.25 per share. CONSOL Energy’s offer is subject to a number of conditions, including the condition, which cannot be waived, that there is tendered into the offer at least a majority of the outstanding CNX Gas shares not currently held by CONSOL Energy. Previously, on March 21, 2010, CONSOL Energy announced that it had entered into an agreement with T. Rowe Price Associates, Inc., on behalf of its investment advisory clients owning approximately 9.5 million shares of CNX Gas common stock, or approximately 37% of the shares of CNX Gas that CONSOL Energy does not currently own. Under the agreement, CONSOL Energy agreed, subject to certain conditions, to commence this tender offer and T. Rowe Price agreed to tender these shares of CNX Gas common stock subject to the rights of certain clients with respect to those shares which are discretionary account shares.

Results of Operations

Three Months Ended March 31, 2010 compared with Three Months Ended March 31, 2009

(Amounts reported in millions)

Net Income

Net income attributable to CNX Gas Shareholders changed primarily due to the following items:

	2010 Period	2009 Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$173	$161	$12	7.5%
Related Party Sales	1	1	—	—
Royalty Interest Gas Sales	14	13	1	7.7%
Purchased Gas Sales	3	1	2	200.0%
Other Income	1	2	(1)	(50.0)%

Total Revenue and Other Income	192	178	14	7.9%
Costs and Expenses:
Lifting Costs	14	11	3	27.3%
Gathering and Compression Costs	28	22	6	27.3%
Gas Royalty Interest Costs	12	11	1	9.1%
Purchased Gas Costs	2	1	1	100.0%
Exploration and Other Costs	4	2	2	100.0%
General and Administrative	16	16	—	—
Other Corporate Expenses	8	1	7	700.0%
Depreciation, Depletion and Amortization	32	23	9	39.1%
Interest Expense	2	2	—	—

Total Costs and Expenses	118	89	29	32.6%

Earnings Before Income Taxes	74	89	(15)	(16.9)%
Income Tax Expense	28	34	(6)	(17.6)%

Net Income Attributable to CNX Gas Shareholders	$46	$55	$(9)	(16.4)%

Lower net income attributable to CNX Gas Shareholders was primarily due to lower sales prices, higher unit costs, higher depreciation charges, and higher corporate expenses, offset, in part, by higher sales volumes. See below for additional details.

Revenue and Other Income

Revenue and other income increased due to the following items:

	2010 Period	2009 Period	Dollar Variance	Percentage Change
Revenue and Other Income:
Outside Sales	$173	$161	$12	7.5%
Related Party Sales	1	1	—	—
Royalty Interest Gas Sales	14	13	1	7.7%
Purchased Gas Sales	3	1	2	200.0%
Other Income	1	2	(1)	(50.0)%

Total Revenue and Other Income	$192	$178	$14	7.9%

Outside sales and related party sales, combined, increased due primarily to higher volumes of gas sold, offset, in part, by lower average sales prices received.

	2010 Period	2009 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	24.0	22.0	2.0	9.1%
Average Sales Price per thousand cubic feet	$7.24	$7.37	$(0.13)	(1.8)%

Sales volumes increased as a result of additional wells coming online from our on-going drilling program, offset by approximately 0.6 bcf of production that was deferred due to the loss of power for several days related to a severe winter storm in our Northern Appalachian producing region in the 2010 period. The decrease in average sales price is the result of the general market price declines in the period-to-period comparison. The general market price decline was offset, in part, by the various gas swap transactions that CNX Gas has entered. These gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 13.0 Bcf of our produced gas sales volumes for the three months ended March 31, 2010 at an average price of $8.76 per Mcf. In the prior year, these financial hedges represented approximately 10.7 Bcf at an average price of $9.85 per Mcf.

Royalty interest gas sales represent the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas. The changes in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2010 Period	2009 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	2.5	2.2	0.3	13.6%
Average Sales Price per thousand cubic feet	$5.82	$5.65	$0.17	3.0%

Purchased gas sales volumes represent volumes of gas we sold at market prices that were purchased from third-party producers.

	2010 Period	2009 Period	Variance	Percentage Change
Purchased Sales Volumes (in billion cubic feet)	0.5	0.3	0.2	66.7%
Average Sales Price per thousand cubic feet	$5.76	$5.75	$0.01	0.2%

Other income consists of the following items:

	2010 Period	2009 Period	Dollar Variance	Percentage Change
Timber income	$1	$1	$—	—
Miscellaneous	—	1	(1)	(100.0)%

Total other income	$1	$2	$(1)	(50.0)%

Timber income remained consistent in the period-to-period comparison.

Other income decreased $1 million due to various miscellaneous transactions that occurred, none of which were individually material.

Costs and Expenses

Costs and Expenses increased due to the following items:

	2010 Period	2009 Period	Dollar Variance	Percentage Change
Costs and Expenses:
Lifting Costs	$14	$11	$3	27.3%
Gathering and Compression Costs	28	22	6	27.3%
Gas Royalty Interest Costs	12	11	1	9.1%
Purchased Gas Costs	2	1	1	100.0%
Exploration and Other Costs	4	2	2	100.0%
General and Administrative	16	16	—	—
Other Corporate Expenses	8	1	7	700.0%
Depreciation, Depletion and Amortization	32	23	9	39.1%
Interest Expense	2	2	—	—

Total Costs and Expenses	$118	$89	$29	32.6%

Lifting costs increased $3 million in the period-to-period comparison due to higher unit costs and higher volumes sold.

	2010 Period	2009 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	24.0	22.0	2.0	9.1%
Average Lifting Costs per thousand cubic feet	$0.59	$0.52	$0.07	13.5%

Average lifting costs per unit increased in the 2010 period as a result of several factors:

•

Severance taxes, which are included in lifting costs, have increased $0.08 per thousand cubic feet. The 2009 period included an $0.11 per thousand cubic feet reduction related to a revised estimate of pending litigation. Severance taxes were lower in the current period due to the reduction in the average sales prices in the period-to-period comparison.

•

Idle rig costs have increased $0.04 per thousand cubic feet due to one additional month of idle rig expense in the 2010 period due to idle charges not beginning until February of 2009. Idle rig expenses have also increased due to higher monthly fees in 2010 compared to 2009 when the rig was initially idled.

•	Repairs and maintenance costs were impaired approximately $0.02 per thousand cubic feet primarily related to additional road maintenance required by the severe winter storm in our producing regions.

These increases in costs were offset, in part, by the following items:

•

Water disposal costs decreased $0.04 per thousand cubic feet due to recycling salt water produced from our wells to be used in fracing new wells. Previously, fees were incurred to dispose of the salt water produced from our wells.

•	Chemical, fuels and lubricants costs have decreased approximately $0.02 per thousand cubic feet due to less volumes of products being consumed.

•	Other costs decreased $0.01 per thousand cubic feet for various items that occurred throughout both periods, none of which were individually material.

The increase of $6 million in gathering and compression was attributable to higher average unit costs and higher volumes produced during the 2010 period compared to the 2009 period.

	2010 Period	2009 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	24.0	22.0	2.0	9.1%
Average Gathering Costs per thousand cubic feet	$1.15	$0.99	$0.16	16.2%

The increase in average gathering and compression unit costs was attributable to the following items:

•

Power and fuel costs increased $0.08 per thousand cubic feet due to higher rates being charged by the power producer, additional compressors and an additional processing plant being placed in service during the 2010 period.

•	Firm transportation costs have increased $0.07 per thousand cubic feet due to acquiring additional capacity in the Northern Appalachian region in the 2010 period compared to the 2009 period.

•	Other costs increased $0.01 per thousand cubic feet for various items that occurred throughout both periods, none of which were individually material.

Royalty interest gas costs represent the costs related to the portion of production belonging to royalty interest owners sold by CNX Gas. The changes in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2010 Period	2009 Period	Variance	Percentage Change
Gas Royalty Interest Volumes (in billion cubic feet)	2.5	2.2	0.3	13.6%
Average Cost per thousand cubic feet	$4.95	$4.74	$0.21	4.4%

Purchased gas volumes represent volumes of gas purchased from third-party producers that we sell. Purchased gas volumes also reflect the impact of pipeline imbalances. The higher average cost per thousand cubic feet is due to overall price changes and contractual differences among customers in the period-to-period comparison.

	2010 Period	2009 Period	Variance	Percentage Change
Purchased Gas Volumes (in billion cubic feet)	0.4	0.3	0.1	33.3%
Average Cost per thousand cubic feet	$6.04	$4.42	$1.62	36.7%

Exploration and Other costs and expenses increased $2 million in the 2010 period due to the following items.

	2010 Period	2009 Period	Dollar Variance	Percentage Change
Dry hole and other costs	$2	$1	$1	100.0%
Exploration	2	1	1	100.0%

Total Exploration and Other Costs	$4	$2	$2	100.0%

Dry hole and other costs of approximately $2 million in the 2010 period are primarily related to an exploration well which is no longer economical to pursue. The previously capitalized costs were expensed. Dry hole and other costs in the 2009 period represent various capitalized costs such as permitting and miscellaneous costs for well sites that were no longer economic to pursue. The previously capitalized costs were expensed.

Exploration costs increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

General and Administrative expenses of $16 million remained consistent in the period-to-period comparison.

Other Corporate Expenses have increased due to the following items:

	2010 Period	2009 Period	Dollar Variance	Percentage Change
Stock-based compensation	$3	$(2)	$5	250.0%
Short-term incentive compensation	4	3	1	33.3%
Other miscellaneous	1	—	1	100.0%

Total Other Corporate Expenses	$8	$1	$7	700.0%

Stock-based compensation expense has increased $5 million primarily due to the conversion of the CNX Gas long-term incentive compensation plan to CONSOL Energy restricted stock units in the 2009 period. The conversion resulted in a reduction of approximately $4 million of expense in the 2009 period. The additional $1 million of expense is related to the stock-based compensation expenses allocated from CONSOL Energy in the 2010 period.

The short-term incentive compensation program is designed to increase compensation to eligible employees when CNX Gas reaches predetermined targets for production, unit cost and safety goals. Short-term incentive compensation expense is higher in 2010 due to improved performance relative to targets.

Depreciation, depletion and amortization have increased due to the following items:

	2010 Period	2009 Period	Dollar Variance	Percentage Change
Production	$26	$18	$8	44.4%
Gathering	6	5	1	20.0%

Total Depreciation, Depletion and Amortization	$32	$23	$9	39.1%

The increase in production depreciation, depletion and amortization was primarily due to an increase in the units of production rates combined with higher production volumes. Rates increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves.

Gathering depreciation, depletion and amortization is recorded using the straight-line method and increased $1 million due to additional assets being placed in service after the 2009 period.

Interest expense of $2 million remained consistent in the period-to-period comparison.

Income Taxes

	2010 Period	2009 Period	Variance	Percentage Change
Earnings Before Income Taxes	$74	$89	$(15)	$(16.9)%
Tax Expense	$28	$34	$(6)	$(17.6)%
Effective Income Tax Rate	38.0%	38.5%	(0.5)%

CNX Gas’ effective income tax rate increased in the period-to-period comparison primarily due to changes in the effect of the manufacturer’s deduction. See Note 3—Income Taxes of the Consolidated Financial Statements for additional details.

Liquidity and Capital Resources

CNX Gas has satisfied its working capital requirements and funded its capital expenditures with cash from operations and its $200 million credit facility. Our credit agreement provides for a revolving credit facility with an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit, which expires in October 2010. CNX Gas can request an additional $100 million increase in the aggregate outstanding principal amount. The agreement contains a negative pledge provision, pursuant to which CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. The interest coverage ratio was 67.05 to 1.00 at March 31, 2010. The facility also includes a maximum leverage ratio covenant of no more than 3.00 to 1.00, measured quarterly. The leverage ratio covenant was 0.35 to 1.00 at March 31, 2010. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another company. At March 31, 2010, the facility had $49.2 million of borrowings outstanding and $14.9 million of letters of credit outstanding, leaving $135.9 million of unused capacity.

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

CNX Gas is currently in the process of refinancing the existing credit facility to an initial aggregate outstanding principal amount of up to $500 million, including borrowings and letters of credit, for a term of four years. CNX Gas can request an additional $200 million increase in the aggregate outstanding principal amount. The facility is being expanded to meet the development needs of the company. The obligations under the credit agreement will be secured by a lien on our assets, which would also require CONSOL Energy’s 7.875% notes due March 1, 2012 to be ratably secured. Fees and interest rate spreads would be based on the percentage of facility utilization, measured quarterly. The facility would include a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. The facility would also include a maximum leverage ratio covenant of no more than 3.50 to 1.00, measured quarterly. Covenants in the facility would limit our ability to dispose of assets, make investments, pay dividends and merge with another company. The amended facility is expected to be completed in the three months ended June 30, 2010. There can be no assurance that CNX Gas will enter into this amended facility.

On April 28, 2010, CONSOL Energy commenced a tender offer to acquire all of the shares of CNX Gas common stock that it does not currently own. If CNX Gas becomes a wholly-owned subsidiary of CONSOL Energy, CNX Gas must be designated a restricted subsidiary under CONSOL Energy’s 2017 and 2020 note indentures. CNX Gas will then have to comply with the covenants in the note indentures, which, among other things, limit the company’s ability to incur debt, make investments, sell assets, pay dividends and merge with another company.

We believe that cash generated from operations and borrowings under our credit facility will be sufficient to meet our working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, anticipated dividend payments and to provide required letters of credit. Nevertheless, our ability to satisfy our working capital requirements, debt service obligations, to fund planned capital expenditures or pay dividends will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal and gas industries and other financial and business factors, some of which are beyond our control.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CNX Gas enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CNX Gas has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was an asset of approximately $169.0 million at March 31, 2010. The ineffective portion of these contracts was insignificant to earnings in the three months ended March 31, 2010. Hedge counterparties consists of commercial banks who participate in the revolving credit facility. No issues related to our hedge agreements have been encountered to date.

CNX Gas frequently evaluates potential acquisitions. CNX Gas has funded acquisitions primarily with cash generated from operations and proceeds from our revolving credit facility. There can be no assurance that capital resources, including debt financing, will be available to CNX Gas on terms which we find acceptable, or at all.

Cash Flows (in millions)

	Three Months Ended March 31,
	2010	2009	Change
Cash provided by operating activities	75	126	(51)
Cash used in investing activities	(65)	(134)	69
Cash (used in) provided by financing activities	(10)	5	(15)

Cash provided by operating activities decreased primarily due to lower net income, lower sales prices and higher unit costs, offset, in part, by higher production. In addition, there were increases in cash provided by operations due to various other working capital changes related to timing.

Cash used in investing activities decreased primarily due to lower capital expenditures in 2010 compared to 2009 due to the slow-down in the drilling program as a result of severe winter weather and continued low gas prices. Central Appalachia capital decreased $33 million, Northern Appalachia capital decreased $35 million and other capital decreased $1 million.

Cash provided by financing activities decreased primarily due to changes in activity on the revolving credit facility. Approximately $9 million of outstanding borrowings on the revolving credit facility were repaid in the 2010 period. Approximately $8 million of proceeds were received from the facility in the 2009 period. There were various other changes in financing activities in the period-to-period comparison, none of which were individually material.

Contractual Commitments

The following is a summary of our significant contractual obligations at March 31, 2010 (dollars in thousands).

	Within 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Short Term Debt Obligations—Revolver	$49,150	$—	$—	$—	$49,150
Long Term Debt Obligations	4,674	8,867	—	9	13,550
Interest on LT Debt Obligations	759	145	—	—	904
Capital Lease Obligations	4,082	7,894	8,457	38,382	58,815
Interest on Capital Lease Obligations	4,476	7,475	6,313	10,146	28,410
Operating Lease Obligations	3,173	1,947	1,346	1,258	7,724
Other Long-term Liabilities:
Gas Firm Transportation Obligation	29,005	74,863	62,240	333,337	499,445
Other Liabilities (a)	2,100	4,600	5,200	8,366	20,266
Well Plugging Liabilities (b)	158	261	1,284	6,796	8,499
Post Retirement Benefits Other Than Pension	253	532	470	2,697	3,952
Purchase Obligations	13,561	—	—	—	13,561

Total Contractual Obligations (c)	$111,391	$106,584	$85,310	$400,991	$704,276

(a)	This item includes legal contingencies and other liabilities whose timing cannot be precisely determined.
(b)	The ultimate settlement and timing cannot be precisely determined in advance.
(c)	The significant obligation table does not include obligations to taxing authorities related to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Total Equity

CNX Gas had total equity of $1,586 million at March 31, 2010 and $1,507 million at December 31, 2009. The increase was primarily attributable to net income and other comprehensive income related to cash flow hedges.

Off-Balance Sheet Transactions

CNX Gas does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CNX Gas’ changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements. CNX Gas uses a combination of surety bonds, corporate guarantees and letters of credit to secure our financial obligations for employee-related, environmental, deliveries and various other items which are not reflected on the balance sheet at March 31, 2010. Management believes these items will expire without being funded. See Note 6-Commitments and Contingent Liabilities for additional details of the various financial guarantees that have been issued by CNX Gas.

Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board issued an Update to the Fair Value Measurement and Disclosure Topic of the FASB Accounting Standards Codification which is intended to provide additional application guidance and enhance disclosures regarding fair value measurements. This Update also provides amendments that require new disclosures regarding transfers between levels of fair value measurements. This guidance did not have a material impact on CNX Gas.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for CNX Gas beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on CNX Gas’ financial statements.

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	our business strategy;

•	our financial position, cash flow and liquidity;

•	the continued weakness in global economic conditions, in any of the industries in which our customers operate, or sustained uncertainty in financial markets;

•	declines in the prices we receive for our gas affecting our operating results and cash flow;

•	uncertainties in estimating our gas reserves and replacing our gas reserves;

•	the replacement of our natural gas reserves;

•	uncertainties in exploring for and producing gas;

•	uncertainties in development projects in our operating areas and other unexplored areas;

•	disruptions to, capacity constraints in or other limitations on the pipeline systems which deliver our gas;

•	the availability of field services, equipment and personnel;

•	a loss of our competitive position because of the competitive nature of the gas industry;

•	acquisitions that we have made or may make in the future including the accuracy of our assessment of the acquired business or property;

•	our ability to remove and dispose of water from the coal seam from which we produce gas;

•	the cost of removing impurities from the gas we produce may outweigh the economic benefit of selling the gas;

•	the effects of government regulation, permitting and other legal requirements;

•	increased costs;

•	the enactment of new or additional severance taxes in states where we operate;

•	legal uncertainties regarding the ownership of the coalbed methane estate, and costs associated with perfecting title for gas rights in some of our properties;

•	our relationships and arrangements with CONSOL Energy;

•	the effects of proposed legislation to regulate greenhouse gas emissions;

•	our hedging activities may prevent us from benefiting from price increases and may expose us to other risks;

•	litigation concerning real property rights, intellectual property rights, royalty calculations and other matters; and

•	other factors discussed under “Risk Factors.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For a summary of accounting policies related to derivative instruments, see statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Sensitivity analyses of the incremental effects on pre-tax income for the three months ended March 31, 2010 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of March 31, 2010 are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price, Exchange Rate or Interest Rate Change of:
	10%	25%
	(in millions)
Natural Gas (a)	$34.7	$86.8

(a)	CNX Gas remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be offset by price changes in the underlying hedged item. CNX Gas entered into derivative instruments to convert the market prices related portions of the 2010 through 2012 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

Hedging Volumes

As of March 31, 2010, our hedged volumes for the periods indicated are as follows:

	Three Months Ended March 31,	Three Months Ended June 30,	Three Months Ended September 30,	Three Months Ended December 31,	Total Year
2010 Fixed Price Volumes
Hedged Mcf	12,989,691	13,603,093	12,659,794	9,180,412	48,432,990
Weighted Average Hedge Price/Mcf	$8.76	$8.15	$7.56	$6.51	$7.85
2011 Fixed Price Volumes
Hedged Mcf	5,567,010	5,628,866	5,690,722	5,690,722	22,577,320
Weighted Average Hedge Price/Mcf	$6.84	$6.84	$6.84	$6.84	$6.84
2012 Fixed Price Volumes
Hedged Mcf	3,752,577	3,752,577	3,793,815	3,793,815	15,092,784
Weighted Average Hedge Price/Mcf	$6.84	$6.84	$6.84	$6.84	$6.84

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

CNX Gas’ interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2010, CNX Gas had $72 million aggregate principal amount of debt outstanding under fixed-rate instruments and $49 million aggregate principal amount of debt outstanding under variable-rate instruments. CNX Gas’ primary exposure to market risk for changes in interest rates relates to our revolving credit facility. CNX Gas’ facility had outstanding borrowings of $49 million at March 31, 2010 and bore interest at a weighted average rate of 1.55% per annum during the year ended March 31, 2010. Due to the level of borrowings against this facility and the low weighted average interest rate in the three months ended March 31, 2010, a 100 basis-point increase in the average rate for CNX Gas’ revolving credit facility would not have significantly decreased net income for the period.

All of CNX Gas’ transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

CNX Gas, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that CNX Gas’ disclosure controls and procedures are effective as of March 31, 2010 to ensure that information required to be disclosed by CNX Gas in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting.

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The first through seventh paragraphs of Note 6—Commitments and Contingent Liabilities in the notes to the Consolidated Financial Statements included in Part I of this Form 10-Q are incorporated herein by reference.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2010 furnished in XBRL)

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

Dated: May 4, 2010

CNX Gas Corporation

By:	/s/ J. BRETT HARVEY
J. Brett Harvey
Chairman and Chief Executive Officer (Chief Executive Officer and Director)

By:	/s/ WILLIAM J. LYONS
William J. Lyons
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)